Form 10-Q
period 1995-01-31
DRUG GUILD DISTRIBUTORS INC
filed 1995-03-16
CIK 201696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 1995
                      Commission File Number 2-96510-N.Y.

                         DRUG GUILD DISTRIBUTORS, INC.
             (Exact name of Registrant as specified in its Charter)

                    New Jersey                         11-2269958
         (State of other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

       350 Meadowland Parkway, Secaucus, New Jersey               07096
         (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (201) 348-3700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /X/   NO / /

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

     As of January 31, 1995 there were outstanding 9,919,449 shares of the Registrant's Common Stock, par value $1, and 37,216.29 shares of the Registrant's Preferred Stock $100 par value.

                               Page 1 of 9 Pages

                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements

                         DRUG GUILD DISTRIBUTORS, INC.

                                BALANCE SHEETS

                                    ASSETS

                                                    January 31,     July 31,
                                                       1995           1994
                                                   ------------   ------------
                                                    (Unaudited)
CURRENT ASSETS:
 Cash                                              $     23,804   $  1,959,061
 Trade Receivables - Stockholders                    28,748,335     26,055,791
                   - Nonstockholders                 38,108,257     31,845,966
 Allowance for doubtful accounts - Nonstockholders   (1,588,360)    (1,256,391)
 Merchandise inventory                               46,307,142     34,862,779
 Deferred income tax benefit                            796,000        680,000
 Prepaid expenses and other current assets              536,306      1,237,062
                                                   ------------   ------------
   Total Current Assets                             112,931,484     95,384,268
                                                   ------------   ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                              12,634,584     12,001,701
 Less: Accumulated depreciation and amortization      9,507,411      9,034,811
                                                   ------------   ------------
       Depreciated cost                               3,127,173      2,966,890
                                                   ------------   ------------
OTHER ASSETS:
 Trade receivables - noncurrent
  portion - Stockholders                              2,051,343      2,178,947
          - Nonstockholders                           2,719,223      2,663,158
 Allowance for doubtful accounts                       (110,000)      (110,000)
 Deferred income tax benefit                            318,035        362,035
 Various other assets                                   217,165        223,600
                                                   ------------   ------------
   Total Other Assets                                 5,195,766      5,317,740
                                                   ------------   ------------
TOTAL ASSETS                                       $121,254,423   $103,668,898
                                                   ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loans payable, bank                               $ 45,883,377   $ 37,317,093
 Notes payable                                          825,460        990,541
 Accounts payable                                    52,724,712     41,977,608
 Accrued expenses and taxes                           1,131,360      1,179,485
                                                   ------------   ------------
   Total Current Liabilities                        100,564,909     81,464,727
                                                   ------------   ------------
LONG-TERM LIABILITIES:
 Notes payable                                          700,340        885,875
 Deferred compensation payable                          647,842        672,323
                                                   ------------   ------------
   Total Long-Term Liabilities                        1,348,182      1,558,198
                                                   ------------   ------------
TOTAL LIABILITIES                                   101,913,091     83,022,925
                                                   ------------   ------------
REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
 Authorized - 250,000 shares:
  Issued and outstanding - 37,216.29 and
   52,228.74 shares                                   3,721,629      5,222,874
  Subscribed and unissued                                10,500         10,500
                                                   ------------   ------------
   Total Before Subscriptions Receivable              3,732,129      5,233,374
 Less: Subscription receivable                           10,125         10,500
                                                   ------------   ------------
   Total Redeemable Preferred                         3,722,004      5,222,874
                                                   ------------   ------------
STOCKHOLDERS' EQUITY - NOTE 2
 Common stock - $1 par value:
  Authorized - 25,000,000 shares
  Issued and outstanding - 9,919,449 and
   9,883,114 shares                                   9,919,449      9,883,114
  Subscribed and unissued                               525,549        671,107
  Additional paid-in capital                          3,862,759      3,927,030
  Retained earnings                                   2,498,821      2,446,248
                                                   ------------   ------------
   Total, before subscriptions receivable            16,806,578     16,927,499
 Less: Subscriptions receivable                       1,187,250      1,504,400
                                                   ------------   ------------
   Total Stockholders' Equity                        15,619,328     15,423,099
                                                   ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $121,254,423   $103,668,898
                                                   ============   ============

              See accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                            Three Months Ended            Six Months Ended
                         --------------------------  --------------------------
                                January 31,                  January 31,
                         --------------------------  --------------------------
                             1995          1994          1995          1994
                         ------------  ------------  ------------  ------------
NET SALES
 Stockholders            $ 54,747,477  $ 50,679,441  $109,887,766  $ 99,634,822
 Nonstockholders           73,676,678    52,747,991   139,857,157   103,701,551
                         ------------  ------------  ------------  ------------
TOTAL NET SALES           128,424,155   103,427,432   249,744,923   203,336,373

COST OF SALES:
 Inventory, beginning of
  period                   35,296,734    28,267,776    34,862,779    39,936,840
 Purchases                131,835,905    88,491,925   246,770,418   169,655,623
                         ------------  ------------  ------------  ------------
                          167,132,639   116,759,701   281,633,197   209,592,463
 Less: Inventory, end of
  period                   46,307,142    20,592,904    46,307,142    20,592,904
                         ------------  ------------  ------------  ------------
COST OF SALES             120,825,497    96,166,797   235,326,055   188,999,559
                         ------------  ------------  ------------  ------------
GROSS PROFIT                7,598,658     7,260,635    14,418,868    14,336,814
                         ------------  ------------  ------------  ------------
OPERATING EXPENSES          6,224,480     6,069,489    11,948,570    11,759,390
INTEREST EXPENSE            1,300,834       698,316     2,382,675     1,521,656
                         ------------  ------------  ------------  ------------
TOTAL EXPENSES              7,525,314     6,767,805    14,331,245    13,281,046
                         ------------  ------------  ------------  ------------
INCOME BEFORE CORPORATE
 TAXES                         73,344       492,830        87,623     1,055,768
                         ------------  ------------  ------------  ------------
PROVISION (CREDIT) FOR
 CORPORATE TAXES:
 Current                       65,350       232,825       107,050       494,000
 Deferred                     (36,000)      (36,000)      (72,000)      (72,000)
                         ------------  ------------  ------------  ------------
  Total Provision for
   Corporate Taxes             29,350       196,825        35,050       422,000
                         ------------  ------------  ------------  ------------
NET INCOME                     43,994       296,005        52,573       633,768
Less: Stock Dividend on
 Preferred Stock (A)           70,455        95,836       148,865       191,672
                         ------------  ------------  ------------  ------------

NET INCOME LOSS
 ATTRIBUTABLE TO COMMON
 SHAREHOLDERS            $    (26,461)      200,169  $    (96,292)      442,096
                         ============  ============  ============  ============
EARNINGS (LOSS) PER
 COMMON SHARE                    $.00          $.02        ($0.01)         $.05
                         ============  ============  ============  ============
AVERAGE NUMBER OF SHARES
 OF COMMON STOCK
 OUTSTANDING                9,896,096     9,652,595     9,857,216     9,588,206
                         ============  ============  ============  ============

(A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.

              See accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          Three Months Ended             Six Months Ended
                              January 31,                   January 31,
                      ---------------------------  ----------------------------
                           1995          1994           1995           1994
                      -------------  ------------  -------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net Income           $      43,994  $    296,005  $      52,573  $     633,768
                      -------------  ------------  -------------  -------------
Adjustment to
 reconcile net income
 to net cash
 provided by (used
 in) operating
 activities:
  Depreciation and
   amortization             231,300       336,599        472,600        688,200
  Deferred
   compensation
   payable                  (12,131)       45,759        (24,481)        91,518
 (Increase) decrease
  in:
   Deferred income
    taxes                   (36,000)      (36,000)       (72,000)       (72,000)
   Trade receivables,
    net                     220,250    (2,155,866)    (9,460,488)   (10,481,542)
   Merchandise
    inventory           (11,010,408)    7,674,872    (11,444,363)    19,343,936)
   Prepaid expenses
    and other current
    assets                  (95,743)     (300,752)       700,756       (219,431)
 Increase (decrease)
  in:
   Accounts payable      10,535,406     3,509,614)    10,747,104       (347,244)
   Accrued expenses
    and taxes               414,035      (441,125)       (36,542)      (289,675)
                      -------------  ------------  -------------  -------------
   Total adjustments        246,709     8,633,101     (9,117,414)     8,713,762)
                      -------------  ------------  -------------  -------------
    Net Cash Provided
     By (Used In)
     Operating
     Activities             290,703     8,929,106     (9,064,841)     9,347,530
                      -------------  ------------  -------------  -------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Disposal of Fixed
  Assets                         --       102,463             --        102,463
 Addition to property
  and equipment            (358,128)     (163,108)      (632,883)      (282,386)
 Decrease (increase)
  in other assets             3,435         5,387          6,435          8,915)
                      -------------  ------------  -------------  -------------
    Net Cash Used In
     Investing
     Activities            (354,693)      (55,258)      (626,448)      (171,008)
                      -------------  ------------  -------------  -------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
 Increase in notes
  payable                        --            --             --             --
 Repayment of notes
  payable                  (173,194)   (1,370,838)      (362,199)    (2,058,515)
 Net increase
  (decrease) in
  short-term bank
  debt                      301,483    (7,728,664)     8,566,284     (8,697,163)
 Collections on
  common stock              155,650       243,804        321,150        496,490
 Common stock
  redeemed                       --            --             --             --)
 Payment on preferred
  stock                          --        19,125            375         39,738
 Preferred stock
  redeemed                 (198,536)      (40,208)      (769,578)       (66,085)
                      -------------  ------------  -------------  -------------
    Net Cash Provided
     By (Used in)
     Financing
     Activities              85,403    (8,876,781)     7,756,032    (10,285,535
                      -------------  ------------  -------------  -------------
NET DECREASE IN CASH         21,413        (2,933)    (1,935,257)    (1,109,013)

CASH:
 Beginning of period          2,391        11,200      1,959,061      1,117,280
                      -------------  ------------  -------------  -------------
 End of period        $      23,804  $      8,267  $      23,804  $       8,267
                      =============  ============  =============  =============

SUPPLEMENTAL
DISCLOSURES OF CASH
FLOW INFORMATION:
 Cash paid during the
  period for:
   Interest           $   1,300,834  $    698,316  $   2,382,675  $   1,521,656
   Income taxes       $          --  $    627,000  $          --  $     647,000

SUPPLEMENTAL
SCHEDULE OF NONCASH
INVESTING & FINANCING
ACTIVITIES:
 Reduction of accrued
  expenses due to
  issuance of notes
  payable             $       5,863  $      5,632  $      11,583  $      11,125
 Accounts receivable
  reduced for
  redemptions of
  common stock        $          --  $         --  $     177,495  $      21,718
 Accounts receivable
  reduced for
  redemptions of
  preferred stock     $          --  $         --  $     731,666  $          --

              See accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS:

These Financial Statements should be read in conjunction with the July 31, 1994 financial statements which describe all accounting policies.

NOTE 2 - REGISTERED PUBLIC OFFERING:

On June 10, 1991, the company's Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission (the "Registration Statement") became effective. Pursuant to the Registration Statement, the company will offer up to 4,500,000 shares of its common stock, $1 par value. A Post-Effective Amendment was filed on August 31, 1994. The offering price of the common stock being sold will be its FIFO book value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower of first-in, first-out cost or market) as of the close of the fiscal quarter immediately preceding the sale. As of January 31, 1995, the FIFO book value was $2.28 per share. The outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at that date. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital at January 31, 1995 includes $663,691 on such uncollected subscriptions.

INFORMATION SUBJECT TO ADJUSTMENT:

While the information shown above is subject to adjustments on audit at the end of the fiscal year, all adjustments which are in the opinion of Management necessary for a fair statement of the results for the interim period have been made.

                         DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition at January 31, 1995 Compared to Financial Condition at July 31, 1994. From July 31, 1994 to January 31, 1995, the Company's current assets increased to $112,931,484 from $95,384,268 and its current liabilities increased to $100,564,909 from $81,464,727. Such increase was attributable to the Company's higher inventory purchases based upon anticipated price increases in pharmaceuticals. Inventory as well as receivables increased as a result of higher volume customers. The Company's ratio of current assets to current liabilities remained substantially the same during the period, decreasing to 1.12:1 from 1.17:1.

     The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 40% of its eligible inventory, as defined.


     As of January 31, 1995, there were $58,671,000 of such eligible accounts receivable out of a total of $62,851,000 or 93% and $54,703,000 of eligible inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $24,000,000. The combined borrowing limit for accounts receivable and inventory is $65,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

     Total borrowings upon the line of credit equaled $45,883,000 on January 31, 1995. On such date the interest rate with respect to such financing was the prime interest rate plus 1-1/4% (10-1/4%).

     Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

     Three Months Ended January 31, 1995 Compared to Three Months Ended January 31, 1994. Sales for the three months ended January 31, 1995 increased by 24.1% over those for the 1994 period. Approximately 25% of this increase was attributable to price increases and the balance to an increase in volume.

     Gross profit for the period increased by 4.7% from gross profit for the 1994 period. Gross profit as a percentage of sales decreased to 5.90% from 7.0% as a result of competitive pressures

     Total expenses for 1995 increased by 11.1% over such expenses for 1994. Operating expenses (excluding interest expense) for the 1995 period were up approximately 2.5% as compared to the 1994 period. Increased warehouse expense as a result of higher volume were the primary reason for the increase in expenses.

     Interest expense increased 86.3% on higher average borrowings for higher sales volume requiring higher receivables and inventory. In addition, interest rates were significantly higher.

     The effect of the foregoing factors was that the Company's income before corporate taxes for the three months ended January 31, 1995 experienced a 85.1% decrease from the same period in 1994. Income taxes were 85.1% lower than the same period in 1994 resulting from the lower income.

Six Months Ended January 31, 1995 Compared to
Six Months Ended January 31, 1994:

     Sales for the six months ended January 31, 1995 increased by 22.8% over those for the 1994 period. Approximately 25% of this increase was attributable to price increases and the balance to an increase in volume. The number of stores serviced increased 15% to approximately 800.


     Gross profit for the six months increased by 0.6% from the gross profit for the 1994 period as a result of higher volume. Gross profit as a percentage of sales decreased to 5.77% from 7.05% as a result of competitive pressures.

     Total expenses for 1995 increased by 7.9% over such expenses for 1994. Operating expenses (excluding interest expense) for the 1995 period were up 1.6% as compared to 1994.

     Interest expense increased 56.5% due to higher interest rates as well as borrowing for higher receivables and inventory due to increased volume.

     The effect of the foregoing factors was that the Company's income before corporate taxes for the six months ended January 31, 1995 experienced a 92% decrease from the same period in 1994. Income taxes were 92% lower than the same period in 1994 resulting from the lower income.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 1995
                                DRUG GUILD DISTRIBUTORS, INC.

                                By /s/ Jay Reba
                                   Jay Reba, Vice President of Finance
                                   (Duly authorized officer and
                                   principal financial officer)