Form 10-Q
period 1995-04-30
DRUG GUILD DISTRIBUTORS INC
filed 1995-06-13
CIK 201696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period        Commission File Number
              Ended April 30, 1995               2-96510-N.Y.

                         DRUG GUILD DISTRIBUTORS, INC.
            (Exact name of Registrant as specified in its Charter)

                    New Jersey                         11-2269958
        (State of other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

        350 Meadowland Parkway, Secaucus, N.J.             07096
       (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code  201-348-3700

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

As of April 30, 1995 there were outstanding 9,952,488 shares of the Registrant's Common Stock, par value $1. and 36,762.76 shares of the Registrant's Preferred Stock $100 par value.

                               Page 1 of 9 Pages



                        Part 1 - Financial Information

                         Item 1. Financial Statements

                         DRUG GUILD DISTRIBUTORS INC.
                                 BALANCE SHEET

ASSETS                                            April 30,          July 31,
                                                    1995               1994
CURRENT ASSETS:
    Cash                                       $      3,288          1,959,061
    Trade Receivables-Stockholders               26,867,951         26,055,791
                      Nonstockholders            37,799,303         31,845,966
    Allowance for doubtful accounts              (1,733,940)        (1,256,391)
    Merchandise Inventory                        41,341,620         34,862,779
    Deferred income tax benefit                     854,000            680,000
    Prepaid expense and other current assets        405,287          1,237,062
                                               ------------       ------------
           Total Current Assets                 105,537,509         95,384,268

PROPERTY AND EQUIPMENT:
    Property and equipment                       12,961,476         12,001,701
    Less: Accumulated depreciation and
          amortization                            9,738,711          9,034,811
                                               ------------       ------------
          Depreciated Cost                        3,222,765          2,966,890
                                               ------------       ------------

OTHER ASSETS:
    Trade Receivables-noncurrent
          portion-Stockholders                    1,839,675          2,178,947
                  Nonstockholders                 2,588,156          2,663,158
    Allowance for doubtful accounts                (110,000)          (110,000)
    Deferred income tax benefit                     296,035            362,035
    Various other assets                            215,165            223,600
                                               ------------       ------------
             Total Other Assets                   4,829,031          5,317,740
                                               ------------       ------------
TOTAL ASSETS                                   $113,589,305       $103,668,898
                                               ============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable, bank                        $ 50,668,890       $ 37,317,093
    Notes payable                                   784,025            990,541
    Accounts payable                             39,968,705         41,977,608
    Accrued expenses and taxes                    1,442,734          1,179,485
                                               ------------       ------------
               Total Current Liabilities         92,864,354         81,464,727
                                               ------------       ------------

LONG TERM LIABILITIES

    Notes payable                                   685,281            885,875
    Deferred compensation payable                   635,472            672,323
                                               ------------       ------------
               Total Long-Term Liabilities        1,320,753          1,558,198
                                               ------------       ------------

TOTAL LIABILITIES                                94,185,107         83,022,925
                                               ------------       ------------

REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
    Authorized-250,000 shares
           Issued and outstanding-36,762.76
              and 52.228.74 shares                3,676,276          5,222,874
           Subscribed and unissued                   10,500             10,500
                                               ------------       ------------
               Total before subscriptions
                  receivable                      3,686,776          5,233,374
    Less: Subscription receivable                    10,125             10,500
                                               ------------       ------------
               Total Redeemable Preferred         3,676,651          5,222,871
                                               ------------       ------------

STOCKHOLDERS' EQUITY-NOTE 2
    Common  stock-  $1 par value
           Authorized 25,000,000 shares
           Issued and outstanding-9,952,488
             and 9,883,114 shares                 9,952,488          9,883,114
           Subscribed and unissued                  469,936            671,107
           Additional paid-in capital             3,861,948          3,927,030
           Retained earnings                      2,506,925          2,446,248
                                               ------------       ------------
                Total, before subscriptions
                   receivable                    16,791,297         16,297,499
    Less:  Subscriptions receivable               1,063,750          1,504,400
                                               ------------       ------------
                Total Stockholders' Equity       15,727,547         15,423,099
                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $113,589,305       $103,668,898
                                               ============       ============

               See accompanying Notes to the Financial Statement

                               Page 2 of 9 Pages


                         DRUG GUILD DISTRIBUTORS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                   Three Months Ended               Nine Months Ended

                                                                       April 30,                        April 30,
                                                                1995             1994             1995           1994
NET SALES
   Stockholders                                            $  51,514,613      $ 42,231,700    $161,402,379    $131,702,432
   Nonstockholders                                            67,190,793        55,083,039     207,047,950     168,948,680
                                                           -------------      ------------    ------------    ------------
TOTAL NET SALES                                              118,705,406        97,314,739     368,450,329     300,651,112
                                                           -------------      ------------    ------------    ------------
COST OF SALES
   Inventory, beginning of period                             46,307,142        20,592,904      34,862,779      39,936,840
   Purchases                                                 106,731,827        90,910,394     353,502,245     260,566,017
                                                           -------------      ------------    ------------    ------------
                                                             153,038,969       111,503,298     388,365,024     300,502,857
   Less: Inventory, end of period                             41,341,620        20,471,212      41,341,620      20,471,212
                                                           -------------      ------------    ------------    ------------
COST OF SALES                                                111,697,349        91,032,086     347,023,404     280,031,645
                                                           -------------      ------------    ------------    ------------
GROSS PROFIT                                                   7,008,057         6,282,653      21,426,925      20,619,467
                                                           -------------      ------------    ------------    ------------
OPERATING EXPENSES                                             5,548,005         5,418,000      17,496,575      17,177,390

INTEREST EXPENSE                                               1,446,548           607,379       3,829,223       2,129,035
                                                           -------------      ------------    ------------    ------------
TOTAL EXPENSES                                                 6,994,553         6,025,379      21,325,798      19,306,425
                                                           -------------      ------------    ------------    ------------
INCOME BEFORE CORPORATE TAXES                                     13,504           257,274         101,127       1,313,042
                                                           -------------      ------------    ------------    ------------
PROVISION (CREDIT) FOR CORPORATE TAXES:
   Current                                                        41,400           139,000         148,450         633,000
   Deferred                                                      (36,000)          (36,000)       (108,000)       (108,000)
                                                           -------------      ------------    ------------    ------------
    Total Provision for Corporate Taxes                            5,400           103,000          40,450         525,000
                                                           -------------      ------------    ------------    ------------
NET INCOME                                                         8,104           154,274          60,677         788,042

Less: Stock Dividend on Preferred Stock (A)                       71,711            91,871         220,576         283,543
                                                           -------------      ------------    ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS                                          $(63,607)          $62,403       $(159,899)       $504,499
                                                           =============      ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE                                  ($0.02)            $0.01          ($0.02)          $0.05
                                                           =============      ============    ============    ============
AVERAGE NUMBER OF SHARES OF                                    9,934,810         9,767,473       9,883,080       9,647,961
   COMMON STOCK OUTSTANDING                                -------------      ------------    ------------    ------------


(A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.

               See accompanying Notes to the Financial Statement

                         DRUG GUILD DISTRIBUTORS, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Three Months Ended               Three Months Ended
                                                                       April 30                         April 30
                                                                       --------                         --------
                                                                1995             1994             1995            1994
                                                                ----             ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                               $      8,104         $154,274     $    60,677    $    788,042
                                                           --------------     ------------    ------------    ------------
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                              231,300          293,236         703,900         981,436
       Deferred compensation payable                              (12,370)           7,752         (36,851)         99,270
    (Increase) decrease in:
       Deferred income taxes                                      (36,000)         (36,000)       (108,000)       (108,000)
       Trade receivables, net                                   2,632,299         (508,263)     (6,828,189)    (10,989,805)
       Merchandise inventory                                    4,965,522          121,692      (6,478,841)     19,465,628
       Prepaid expenses and other current assets                  131,019          167,906         831,775         (51,525)
    Increase (decrease) in:
       Accounts payable                                       (12,756,007)       4,685,967      (2,008,903)      4,338,723
       Accrued expenses and taxes                                 319,385         (216,690)        282,843        (506,365)
                                                           --------------     ------------    ------------    ------------
       Total adjustments                                       (4,524,852)       4,515,600     (13,642,266)     13,229,362
                                                           --------------     ------------    ------------    ------------
           Net Cash Provided by (Used In)
           Operating Activities                                (4,516,748)       4,669,874     (13,581,589)     14,017,404
                                                           --------------     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposal of Fixed Assets                                           --               --              --         102,463
    Addition to property and equipment                           (326,892)        (146,074)       (959,775)       (428,460)
    Decrease (increase) in other assets                             2,000          (10,975)          8,435          (2,060)
                                                           --------------     ------------    ------------    ------------
           Net Cash Used In Investing Activities                 (324,892)        (157,049)       (951,340)       (328,057)
                                                           --------------     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                    (62,504)        (301,743)       (424,703)     (2,360,258)
    Net increase (decrease) in short-term bank debt             4,785,513       (4,458,543)     13,351,797     (13,155,706)
    Collections on common stock                                   122,900          226,299         444,050         722,789
    Common stock redeemed                                         (24,785)              --         (24,785)             --
    Payment of preferred stock                                         --           20,250             375          59,988
    Preferred stock redeemed                                           --               --        (769,578)        (66,085)
      Net Cash Provided By (Used In)
                                                           --------------     ------------    ------------    ------------
   Financing Activities                                         4,821,124       (4,513,737)     12,577,156     (14,799,272)
                                                           --------------     ------------    ------------    ------------


NET DECREASE IN CASH                                              (20,516)            (912)     (1,955,773)     (1,109,925)

CASH:
    Beginning of period                                            23,804            8,267       1,959,061       1,117,280
                                                           --------------     ------------    ------------    ------------
    End of period                                              $    3,288       $    7,355      $    3,288      $    7,355
                                                           ==============     ============     ===========    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid in the period for:
       Interest                                                $1,447,548         $607,379      $3,830,223      $2,129,035
       Income taxes                                                    --          $70,000              --        $717,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
    Reduction of accrued expenses due to
        issuance of notes payable                                  $6,010           $5,343         $19,594         $16,468
    Accounts receivable reduced for
        redemptions of common stock                                    --               --        $177,495         $21,718
    Accounts receivable reduced for
        redemptions of preferred stock                            $45,354               --        $777,020              --



                See accompanying Notes to Financial Statements

                         DRUG GUILD DISTRIBUTORS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS:

These Financial Statements should read in conjunction with the July 31, 1994 financial statements which describe all accounting policies.

NOTE 2 - REGISTERED PUBLIC OFFERING:

On June 10, 1991, the Company's Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission (the "Registration Statement") became effective. Pursuant to the Registration Statement, the company will offer up to 4,500,000 shares of its common stock, $1 par value. A Post-Effective Amendment was filed on August 31, 1994. The offering price of the common stock being sold will be its FIFO book value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower first-in, first-out cost or market) as of the close of the fiscal quarter immediately preceding the sale. As of April 30, 1995, the FIFO book value was $2.28 per share. The outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at that date. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital at April 30, 1995 includes $595,480 on such uncollected subscriptions.


INFORMATION SUBJECT TO ADJUSTMENT:

While the information shown above is subject to adjustments on audit at the end of the fiscal year, all adjustments on audit at the end of the fiscal year, all adjustments which are in the opinion of Management necessary for a fair statement of the results for the interim period have been made.

                         DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at April 30, 1995 Compared to Financial Condition at July 31, 1994.

     From July 31, 1994 to April 30, 1995, the Company's current assets increased to $105,537,509 from $95,384,268 and its current liabilities increased to $92,864,354 from $81,464,727. Such increase was attributable to the Company's higher inventory purchases based upon anticipated price increases in pharmaceuticals. Inventory as well as receivables increased as a result of higher volume customers. The Company's ratio of current assets to current liabilities remained substantially the same during the period, decreasing to 1.14:1 from 1.17:1.

     The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

     As of April 30, 1995, there were $53,649,000 of such eligible accounts receivable out of a total of $60,189,000 or 89% and $49,680,000 of eligible Fifo inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

     Total borrowings upon the line of credit equaled $50,669,000 on April 30, 1995. On such date the interest rate with respect to such financing was the prime rate plus 1 1/4% (10 1/4%).

Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended April 30, 1995 Compared to Three Months Ended April 30, 1994.

     Sales for the three months ended April 30, 1995 increased by 21.9% over those for the 1994 period. Approximately 25% of this increase was attributable to price increases and the balance to an increase in volume.

     Gross profit for the period increased bv 11.5% from gross profit for the 1994 period. Gross profit as a percentage of sales decreased to 5.9% from 6.5% as a result of competitive pressures.

     Total expenses for 1995 increased by 16.1% over such expenses for 1994. Operating expenses (excluding interest expense) for the 1995 period were up approximately 2.4% as compared to the 1994 period. Increased warehouse and delivery expenses were offset by reduced general and administrative expenses.

     Interest expense increased 138% on higher average borrowings for higher sales volume requring higher receivables and inventory. In addition, interest rates were significantly higher.

     The effect of the foregoing factors was that the Company's income before corporate taxes for the three months ended April 30, 1995 experienced a 94.7% decrease from the same period in 1994. Income taxes were 94.7% lower than the same period in 1994 resulting from the lower income.

Nine Months Ended April 30, 1995 Compared to Nine Months Ended April 30, 1994.

     Sales for the nine months ended April 30, 1995 increased by 22.6% over those for the 1994 period. Approximately 25% of this increase was attributable to price increases and the balance to an increase in volume. The number of stores serviced increased 15% to approximately 800.

     Gross profit for the nine months increased by 3.9% from the gross profit for the 1994 period as a result of higher volume. Gross profit as a percentage of sales decreased to 5.8% from 6.8% as a result of competitive pressures.

     Total expenses for 1995 increased by 10.5% over such expenses for 1994. Operating expenses (excluding interest expense) for the 1995 period were up 1.9% as compared to 1994.

     Interest expenses increased 79.9% due to higher interest rates as well as borrowing for higher receivables and inventory due to increased volume.

     The effect of the foregoing factors was that the Company's income before corporate taxes for the nine months ended April 30, 1995 experienced a 92% decrease from the same period in 1994. Income taxes were 92% lower than the same period in 1994 resulting from the lower income.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 1995

                              DRUG GUILD DISTRIBUTORS, INC.

                              By   /s/ Jay Reba
                                   --------------------------------------
                                   Jay Reba, Vice President of Finance
                                   (Duly authorized officer and principal
                                   financial officer)