Form 10-K405
period 1995-07-31
DRUG GUILD DISTRIBUTORS INC
filed 1995-10-30
CIK 201696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1995
                       Commission File Number 2-96510-NY

                         DRUG GUILD DISTRIBUTORS, INC.
             (Exact name of Registrant as specified in its charter)

               New Jersey                                  11- 2269958
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization)

350 Meadowland Parkway, Secaucus, New Jersey               07094
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (201) 348-3700

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.        /X/

There is no trading market for either class of the Registrant's voting securities.

As of July 31, 1995 there were outstanding 9,999,834 shares of the Registrant's Common Stock and 39,326.46 shares of the Registrant's Preferred Stock.

              Documents incorporated by reference:          None


                              Page 1 of 46 pages
                    The Exhibit Index is located at Page 19


                                    PART I

Item 1.           Business.

                  Drug Guild Distributors, Inc., referred to herein as the "Company" or the "Registrant," is engaged in the business of distributing at wholesale a wide variety of products almost exclusively to drugstores and health and beauty aid stores primarily in the State of New Jersey and the Greater New York City metropolitan area. Approximately 1% of sales are to nursing homes and less than 1/4 of 1% of sales are to employees of the Company. The products distributed can be separated into four groups: (1) legend drugs, which are dispensed to the public only on a doctor's prescription and take the form of pills, tablets and capsules, the ingredients of which are sometimes sold in bulk by the Company; (2) patent or non-legend drugs, which do not require a prescription and include such items as cough medicines and aspirin; (3) sundries, which include such items as clocks, soaps, deodorants, hairdryers and most other non-pharmaceutical products commonly sold in drugstores; and (4) certain items sold under the Company's private labels, including vitamins, shampoos and cough syrups. The percentage of sales of the four product groups are approximately as follows: legend drugs: 77%; non-legend drugs: 17%; sundries: 4%; and private labels: 2%.

                  The preponderance of the Company's inventory purchases are made directly from the manufacturers and no single supplier accounts for more than 5% of the Company's dollar amount of purchases. In the opinion of management, there are alternative sources of supply for virtually all the products sold by the Company and the loss of any particular supplier would not have a materially adverse effect on the Company. The Company has written agreements with several of its largest suppliers, but these agreements do not require any prescribed level of purchases by the Company nor do they require the supplier to sell any given amount to the Company or guarantee any prices.

                  The Company sells to approximately 800 customers, most of which are drugstores located in New Jersey and the Greater New York City metropolitan area. The Company has no control over the pricing policies of its customers and it believes that its customers sell over a wide range of prices. There is no requirement that a customer purchase any given portion of its inventory from the Company, but the Company believes that it supplies from 25% to 50% of an average customer's inventory. No customer accounts for more than 5% of the Company's total sales.

                  A substantial percentage of the Company's customers are shareholders of the Company. Approximately 40% of the issued and outstanding Common Stock of the Company is owned by its customers. (An additional 50% of the issued and outstanding Common Stock of the Company is owned by affiliates of the customers and other persons related to the affiliates.) Such "Shareholder-customers" account for more of the Company's

sales per store, on the whole, than non Shareholder-customers.   All
Shareholder-customers of such stock have pledged their shares to the Company to secure payment of amounts owed the Company for purchases. It is the policy of the Company, with respect to a customer which has pledged a predetermined number of shares of the Company's Common Stock or other collateral acceptable to the Company to secure its accounts, to grant to such customer, provided that such customer maintains its account in accordance with certain standards, credit terms which are superior to credit terms given to customers who do not pledge shares as security. The Company responds to defaults in payments upon goods purchased by customers on an ad hoc basis. Upon such a default by a Shareholder-customer, it is the policy of the Company to continue shipping goods and to forego instituting legal actions for a longer period of time than with respect to defaults by customers who do not pledge shares. Except for superior credit terms, Shareholder-customers receive the same terms with respect to sales of goods as non Shareholder-customers. The foregoing policy is subject to modification or discontinuance at any time at the election of the Company.

                  If a Shareholder-customer defaults in the payment of amounts owed the Company for merchandise, the Company may elect to terminate the customer's interest in the shares and credit the customer's account with an amount equal to the lesser of (a) the FIFO Book Value, or (b) the greater of cost or par value of the shares. In the case of a shareholder owning shares which were both purchased by the shareholder and shares received by such shareholder as a dividend, such categories of stock will be considered separately in determining "the greater of cost or par value."

                  The Company employs sales representatives, but the majority of customers' orders are taken by telephone or through computer terminals at the Company's New Jersey office. Sales promotions of particular items are initiated on a regular basis. In connection with such promotions, the Company supplies its customers with window signs and appropriate flyers for consumers. In addition, certain advertising is done in New York City and New Jersey newspapers on a regular basis. Many of the Company's customers, and particularly Shareholder-customers, identify themselves as "Drug Guild" stores.

                  Employees. The Company employs approximately 328 persons on a full time basis. Approximately 222 are warehouse personnel, 74 are clerical and 32 are executives, salespersons and administration. The warehouse and clerical personnel are covered by a collective bargaining agreement with Local 815, International Brotherhood of Teamsters, which expires on February 15, 1998. There has never been a strike or labor stoppage and the Company believes that its relationship with its employees is excellent.

                  Competition. Competition in the wholesale drug and drugstore supply business is intense and the Company competes in its marketing region with a large number of suppliers.

                  Financial Consultant.  On July 6, 1993, the Company entered into an agreement with Joseph B. Churchman, whose address is P.O. Box 648, Rehoboth Beach, Delaware 19971. The Company has engaged Mr. Churchman's services as a pharmaceutical industry and financial consultant to the Company. The agreement may be terminated by either party upon proper notice. Mr. Churchman is paid $1,500.00 per day for services rendered to the Company. His per diem fee is to be deducted from a success fee or finders fee payable to Mr. Churchman in the amount of one-half of one percent (.5%) of the total consideration of a Company "transaction" which results from his efforts. The word transaction as used herein means, in the broadest sense, the acquisition, consolidation, merger, sale, purchase or other union of the Company with another entity. During the fiscal year ended July 31, 1995, Mr. Churchman explored various opportunities for the Company related to this engagement.

                  Amendment to By-Laws. On October 12, 1993, the Company amended its By-laws to provide that the Executive Committee shall have and exercise all the authority of the Board of Directors in lieu of the Board of Directors to the extent permitted by New Jersey Statute Annotated 14A:6-9, See
Exhibit 3(d).

Item 2.           Properties.

                  The Company occupies a modern cinderblock and steel office and warehouse facility in Secaucus, New Jersey. The facility, which was built to the Company's specifications, contains approximately 155,000 square feet and houses all the Company's office and much of its warehouse functions. The Company leases the building from an unaffiliated entity under a lease which expires on May 31, 2005. For the fiscal years 1996-2005, the annual base rental will be an average of $785,758.

                  The Company leases another warehouse facility in Secaucus, New Jersey. The building, which was modified to accommodate the Company, contains 33,280 square feet and houses additional warehouse space. The Company leases the building from an unaffiliated entity under a lease which expires on
May 31, 2005.   For the fiscal years 1996-2000, the annual base rental will be
$158,080 and for the fiscal years 2000-2005, the annual base rental will be $183,040.

                  The leases are net leases requiring the Company to pay, in addition to the base rental, substantially all real estate taxes, repairs and other charges incident to the ownership of the properties. The real estate taxes paid by the Company on account of the fiscal year ended July 31, 1995, were approximately $186,000.

                  In addition to the foregoing, the Company subleases an additional warehouse facility in Secaucus, New Jersey from an unrelated third-party. The facility contains approximately 36,977 square feet. The term of the lease, which expired on June 30, 1995, has been extended to March 31, 1997. The annual rent for the premises is $175,640.76 or $4.75 per square foot, "gross". Rent includes taxes, utilities, alarm system and other related charges.


                  The Company owns the preponderance of its office and warehouse equipment, all of which is in excellent condition. The Company also owns 51 delivery trucks, most of which are operated under a contractual arrangement by a corporation unaffiliated with the Company or management.


Item 3.           Legal Proceedings.

                  None


Item 4.           Submission of Matters to a Vote of Security Holders.


                  None.



                                   PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  There is no existing public market for any of the Company's securities.

                  As of July 31, 1995, there were approximately 396 holders of record of the Company's Common Stock and approximately 57 holders of record of its Preferred Stock. Since 18 Shareholders owned both Common and
Preferred Stock, the Company had 435 Shareholders as of that date.

                  The Company has never paid a cash dividend and management does not expect to pay cash dividends in the future.



Item 6.           Selected Financial Data Income Statement Data:


                                                                      Years Ended July 31,
                                              1995             1994            1993                 1992           1991
                                                     (000's omitted except per share amounts)
Income Statement Data
Net Sales                                  $493,827          $407,969         $387,252          $346,448         $293,895

Net Income (Loss)                             (505)              308             1,707             1,601            1,372
Net Income (Loss)
   Attributable to Common
   Stockholders                               (796)             (172)            1,316             1,184              586
Earnings (Loss) Per
   Common Share (A)                          (0.08)            (0.01)             0.14           0.13(B)          0.09(B)

Balance Sheet Data
Working Capital                              11,381            13,920           13,566            11,630           10,906
Total Assets                                113,266           103,669           97,209            93,220           80,460
Long-Term Liabilities                         1,124             1,558            2,063             2,358            1,269
Special Common Stock
   (Redeemable)                                   -                 -                -                 -                -
Preferred Stock                               3,933             5,223            4,802             4,678            5,336
Stockholders' Equity                         14,966            15,423           14,720            12,511           10,689
Stockholders' Equity
   Per Common Share                            1.49              1.56             1.56           1.37(B)          1.21(B)
FIFO Book Value
   Per Share (C)                               2.10              2.27             2.27           2.03(B)          1.75(B)
Ratio of Earnings
   to Fixed Charges                            0.89              1.16             1.91              1.87             1.73

________________

(A)      See Note 13 of Notes to Financial Statements.

(B) Restated to give retroactive effect to stock dividends on Common Stock paid January 1992 and 1993 and recapitalization in January 1991.

(C) Calculated with inventory and tax liabilities based on the first-in, first-out (FIFO) inventory method in connection with the Company's right of first refusal and right of the holders of Preferred Stock to have their stocks redeemed.

The table above contains selected data from the financial statements of the Company set forth elsewhere herein and should be considered in connection with a review of such financial statements, including the notes thereto, as a whole.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Financial Condition at July 31, 1995 Compared to Financial Condition at July 31, 1994. For the year ended July 31, 1995, the
Company's Current Assets increased to $104,623,389 from $95,384,268 and its Current Liabilities increased to 93,242,536 from $81,464,727. The increases were attributable to higher receivables and inventory resulting
from higher sales.   The Company's ratio of Current Assets to Current
Liabilities decreased to 1.1:1 from 1.2:1. The decrease in total
Stockholders' Equity to $14,966,458 from $15,423,099 was primarily attributable to net loss for the year.


                  The Company has an accounts receivable and inventory financing arrangement with a bank (the "Agreement") under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined in the Agreement.

                  As of July 31, 1995, there were $55,100,000 of such eligible accounts receivable out of a total of $61,000,000, or 90%, and $48,000,000 of eligible inventory (calculated on FIFO Basis), an amount in excess of 99% of total inventory. Under the Agreement, the maximum amount the Company can borrow on its inventory is $30,000,000; and the maximum combined borrowing limit for accounts receivable and inventory is $80,000,000. These limits are determined by the bank and may be raised or lowered by the bank at its discretion.

                  Total borrowing upon the line of credit equaled $53,175,000 on July 31, 1995. On such date the interest rate with respect to such financing was the prime interest rate plus 1% (a total of 10%).

                  Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

                  Fiscal Year ended July 31, 1995, compared to fiscal year ended July 31, 1994. Net sales for the year ended July 31, 1995 increased by 21% over fiscal 1994. The increase was attributable to both an increase in sales volume (approximately 75% of the 21% increase) and an increase in pharmaceutical prices (approximately 25% of the 21% increase).

                  Gross profit for the year increased by 9.4% over the gross profit for fiscal 1994 as a result of the increased sales; however, gross profit as a percentage of net sales decreased 0.6% from 6.4% to 5.8%, as a result of competitive pressures and a lower profit on forwarded buying of pharmaceuticals.

                  Total expenses for fiscal 1995 increased by 13.7% over such expenses for fiscal 1994. Operating expenses for fiscal 1995 , excluding interest expense, increased by 4.1% over those for fiscal 1994. The increased operating expenses were caused by higher warehouse labor costs. This was due to higher volume and increased wages as a result of premium pay for changing to a night shift. Interest costs were higher because of higher inventory and receivables necessary to support higher volume as well as higher interest rates.

       The effect of the foregoing factors was that the Company had a loss before taxes for the year ended July 31, 1995 as compared to net income for 1994.

                  Fiscal Year ended July 31, 1994, compared to fiscal year ended

July 31, 1993. Net sales for the year ended July 31, 1994 increased by 5.3% over fiscal 1993. The increase was attributable to both an increase in sales volume (approximately 25% of the 5.3% increase) and an increase in pharmaceutical prices (approximately 75% of the 5.3% increase). The Company believes that part of the reason why the sales volume increase was so small was due to the poor winter weather.

                  Gross profit for fiscal 1994 decreased by 10.7% from the gross profit for fiscal 1993. Gross profit as a percentage of net sales decreased from 7.5% to 6.4% as a result of competitive pressures and a lower profit on forwarded buying of pharmaceuticals due to smaller price increases.

                  Total expenses for fiscal 1994 decreased by 2.8% from such expenses for fiscal 1993. Operating expenses, excluding interest expense, for fiscal 1994 decreased by 2.2% from those for fiscal 1993. The reduced operating expenses were due to lower maintenance, depreciation and bad debt expense. This reduction in operating expenses was partially offset by higher professional fees incurred in connection with the failed negotiations for the acquisition of the Company's capital stock by Commons
Bros. Inc., and Commons Bros. Northeast, Inc. Interest expense was lower because of reduced borrowing, although this savings was mostly offset by higher rates.

                  The effect of the foregoing factors was that the Company's income before corporate taxes for the year ended July 31, 1994, experienced a 83.5% decrease from fiscal year 1993. Income taxes for fiscal 1994 were 85.9% lower than in fiscal year 1993 as a result of the lower income.

                  Fiscal Year ended July 31, 1993, compared to fiscal year ended July 31, 1992. Net sales for the year ended July 31, 1993 increased by 11.8% over fiscal 1992. The increase was attributable to both an increase in sales volume (approximately 60% of 11.8% increase) and an increase in pharmaceutical prices (approximately 40% of 11.8% increase).

                  Gross profit for the year increased by 6.5% over gross profit for fiscal 1992 as a result of the increased sales; however, gross profit as a percentage of net sales was reduced 0.4% from 7.9% to 7.5%, as a result of competitive pressures and a lower profit on forwarded buying of pharmaceuticals.

                  Total expenses for fiscal 1993 increased by 6.4% over such expenses for 1992. Operating expenses, excluding interest expense, for fiscal 1993 increased by 6.9% over those for fiscal 1992. This increase was due to the costs of increased volume as well as the costs of an additional warehouse. Interest expense was higher because of increased borrowing, although this expense was mainly offset by lower rates.

                  The effect of the foregoing factors was that the Company's income before corporate taxes for the year ended July 31, 1993, experienced a

7.8% increase over fiscal year 1992. Income taxes were 9.7% higher than for fiscal year 1992 resulting from such higher income.

                  Liquidity and Capital Resources. Because of the growth in the Company's sales it has been necessary for the Company to continually increase its inventory. For the same reason, accounts receivable have risen comparably. The Company believes that based upon its current bank agreement it has sufficient liquidity and capital to support future growth.


Item 8.           Financial Statements and Supplementary Data.

                  See the index constituting a part of Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The officers of the Company are:

         Name                     Age      Position

         Alfred Hertel            66       Chairman of the Board
         Roman Englander          66       President and Chief Executive
                                           Officer
         Alan Glenn               65       Senior Vice President and Chief
                                           Operating Officer
         Gary Merten              45       Vice President - Data
                                           Processing
         Mark Englander           39       Vice President
         Norman Genzer            53       Vice President
         Jay Reba                 54       Vice President - Finance
         Martin Shapiro           64       Secretary - Treasurer


The Company's officers hold office until the next annual meeting of the Company's Board of Directors and until their respective successors are elected.

                  For more than the previous five years, Mr. Hertel has been an officer and a principal shareholder of Oakland Drug Inc., located in Oakland, New Jersey.


                  Mr. Roman Englander has been employed by the Company since 1949. He has functioned as the chief executive of the Company since 1970 and has been President since 1973. Mr. Englander is the father of Mark Englander.

Mr. Englander's term as director expires in 1998.

                  Mr. Glenn has been Senior Vice President of the Company since 1980. He became a Vice President in 1973 and Chief Operating Officer in 1995. Prior thereto and for more than 25 years, he was a principal of Ritz Drugstores, which operates in New Jersey.

                  Mr. Merten has been employed by the Company since 1978 in the data processing area and has been a Vice President since October, 1981.

                  Mr. Mark Englander has been employed by the Company since 1979. He has been a Vice President since 1986. He is the son of Roman Englander.

                  Mr. Genzer has been employed by the Company since 1982. He has been a Vice President since 1986.

                  Mr. Reba has been employed by the Company since 1987. From August of 1987 to December of 1991 he was employed as Controller. He has been Vice President since December, 1991.

                  Mr. Shapiro was a principal of Franhill Drugs in Hollis, New York for more than five years preceding 1983 and a consultant to the Company from 1983 to 1986. His term as a director expired in 1987.

                  All of the officers, except Mr. Hertel, are full time employees of the Company. Mr. Hertel is not an employee of the Company, he does not devote a significant portion of his time to his duty as Chairman of the Board, and he receives no cash remuneration for serving as Chairman of the Board.

                  At the annual meeting of shareholders of the Company, approximately one-third of the members of the Board of Directors are elected for three year terms.

                  The following tables sets forth the names of the directors of the Company and, as to each director, the year in which each began as director and the number and percentage of outstanding shares of Common Stock and Preferred Stock of the Company owned by him. The table also contains information as to the ownership of such Common Stock and Preferred Stock by the officers of the Company who own such securities and by all officers and directors as a group.


                                       Common Stock        Preferred Stock
                                     of the  Company       of the Company
                                    Owned Beneficially   Owned Beneficially
                                    at July 31, 1995(2)  at July 31, 1995
                                    -------------------  ------------------
                          Director  Number     Percent   Number     Percent
Name                       Since    of Shares  of Class  of Shares  of Class
----                       -----    ---------  --------  ---------  --------
Harold Blumenkrantz (1)    1981     36,685     .37       903.6      2.30
Marco Cutinello            1992       --        --        --        --
Louis Del Rosso            1986     30,791     .31        --        --
Herbert Dudak              1986     96,578     .97       267.7      0.68
Harold Eckstein            1983    217,563    2.18        --        --
Paul Emanuel               1985     24,480     .24        --        --
Roman Englander            1976    339,851    3.40        --        --
Hal Epstein                1987     45,427     .45        --        --
Peter Esposito             1991     13,242     .13        --        --
Sidney Falow               1979     24,740     .25        --        --
Sanford Fishman            1976     93,705     .94        --        --
Herbert Gordon             1995    123,403    1.23        --        --
Gerald Ginsberg            1978    222,346    2.22        --        --
George Grumet              1988     47,930     .48    1,790.9      4.55
Alfred Hertel (1)          1976    113,358    1.13        --        --
Steven J. Kabakoff         1989     50,999     .51        --        --
Michael Katz               1976    101,196    1.01        --        --
Jay Kessler                1986    112,231    1.12        --        --
Gerald Koblin              1995     43,997     .44        --        --
Jerry Koizim               1988     23,398     .23        --        --
Anthony Kranjac            1992     54,632     .54        --        --
Ely Krellenstein           1976    206,323    2.06    2,276.2      5.79
John Lynch (1)             1976    289,135    2.89        --        --
George Manolakis           1983    108,456    1.08        --        --
Boris Mantell              1991     45,026     .45        --        --
Richard Rostholder         1988    334,186    3.34        --        --
Bipinchandra Shah          1987    134,692    1.35       620.0      1.58
Murray Shapiro             1976     27,504     .28     1,635.6      4.16
Howard Sternheim (1)       1976    656,333    6.56        --        --

(Table continued)

                                       Common Stock        Preferred Stock
                                     of the  Company       of the Company
                                    Owned Beneficially   Owned Beneficially
                                    at July 31, 1995(2)  at July 31, 1995
                                    -------------------  ------------------
                          Director  Number     Percent   Number     Percent
Name                       Since    of Shares  of Class  of Shares  of Class
----                       -----    ---------  --------  ---------  --------
Alan Traster              1989       90,191        .90        --        --
Ernest Wyre(1)            1976      248,240       2.48     1,844.1      4.68
Joseph Zarchy             1976       85,600        .86        --        --


Total of All
Officers and Directors
as a group (42 persons)           4,141,463      41.41     9,696.3     24.65



                                     Shares of                   Shares   of                  Shares   of
                               Preferred Stock                  Common Stock               Common   Stock
                                Subscribed for                Subscribed for               to  be  Issued
                                  but Unissued                  but Unissued                Within 60-day
                                         as of                         as of             period following
Name                             July 31, 1995              July 31, 1995(2)                July 31, 1995
----                             -------------              ----------------              ---------------
Harold Blumenkrantz (1)                      -                             -                            -
Marco Cutinello                              -                             -                            -
Louis Del Rosso                              -                             -                            -
Herbert Dudak                                -                             -                            -
Harold Eckstein                              -                             -                            -
Paul Emanuel                                 -                             -                            -
Roman Englander                              -                             -                            -
Hal Epstein                                  -                         7,641                            -
Peter Esposito                               -                             -                            -
Sidney Falow                                 -                             -                            -
Sanford Fishman                              -                             -                            -
Gerald Ginsberg                              -                             -                            -
George Grumet                                -                             -                          471
Alfred Hertel (1)                            -                             -                            -


(Table continued)

                               Shares of                   Shares   of                  Shares   of
                         Preferred Stock                  Common Stock               Common   Stock
                          Subscribed for                Subscribed for               to  be  Issued
                            but Unissued                  but Unissued                Within 60-day
                                   as of                         as of             period following
Name                       July 31, 1995              July 31, 1995(2)                July 31, 1995
----                       -------------              ----------------               --------------
Steven J. Kabakoff                     -                             -                            -
Michael Katz                           -                             -                            -
Jay Kessler                            -                             -                            -
Jerry Koizim                           -                             -                            -
Anthony Kranjac                        -                         6,792                          849
Ely Krellenstein                       -                             -                            -

John Lynch   (1)                       -                             -                        1,401
George Manolakis                       -                             -                            -
Boris Mantell                          -                             -                            -
Richard Rostholder                     -                         6,226                          566
Bipinchandra Shah                      -                        18,113                            -
Murray Shapiro                         -                         5,235                            -
Howard Sternheim (1)                   -                        73,867                            -
Alan Traster                           -                        72,594                        5,094
Ernest Wyre (1)                        -                             -                            -
Joseph Zarchy                          -                             -                            -

Total   of All
Officers and
Directors
as  a  group
(42 persons)                              -                    190,468                       8,381

____________

(1)      Member of the Executive Committee of the Board of Directors.

(2) Includes shares of Common Stock to be issued within the 60 day period following July 31, 1995. Upon the payment of amounts due on the monthly subscriptions, "Shares of Common Stock Subscribed for but Unissued" column will be reduced by the shares issued.

                 Terms Expiring in 1999

                  Mr. Blumenkrantz, age 57, has been a principal of West End Family Pharmacy, Inc., Long Branch, New Jersey since 1962. Mr. Falow, age 64, has for more than the past five years been owner of Weber's Pharmacy in Brooklyn, New York. Mr. Kabakoff, age 48, has for more than the past five years been a director, Vice President and Secretary of Kasbil Corporation, Bronx, New York, which does business as Sol's Health & Beauty. Mr. Kabakoff has also been a director of Bronx Frontier, Inc., Bronx, New York, since 1988 and was a director and secretary of Best Alarm Company, Bronx, New York, from 1989 to 1991. Mr. Katz, age 56, has been the President of Katz Drug, Brooklyn, New York for more than five years. Mr. Kranjac, age 57, has been a principal of Medical Pharmacy, Queens, New York, for more than the past five years.
Mr. Lynch, age 53, has been a principal of Bach's Drug Store, Hackettstown, New Jersey since 1962. Mr. Manolakis, age 60, has for more than the past five years been the owner of Oakhurst Pharmacy of Oakhurst, New Jersey, and since 1992, the Westpark Pharmacy. Mr. Rostholder, age 41 has for more than five years been a principal of Franhill Drugs, Inc., Hollis, New York. Mr. Shapiro, age 56, was a principal of Core Software Solutions, Inc. from April, 1991 to March, 1992, was a principal of S & A Pharmacy, Bronx, New York, from prior to five years ago until September 1990, and has been employed as general manager of Zitomer Pharmacy, Inc. from March, 1992 to the present. Mr. Traster, age 46, has for more than the five years been President, Chief Operating
Officer and a director of 17 Wanaque Corp. Saxon West, Inc. and Pompton Nursing Home Suppliers, Inc., all with a principal address at Pompton Lakes, New

Jersey.

                  Terms Expiring in 1998

                  Mr. Cutinello, age 62, has been a principal of Rita Pharmacy, Roselle, New Jersey for more than five years. Mr. Del Rosso, age 50, has been a principal of Investra Pharmacy, Summit, New Jersey, for more than five years. Mr. Dudak, age 63, has been a principal of Codumel Pharmacy, Brooklyn, New York, for more than five years. Mr. Fishman, age 60, has been a principal of Fishman's Bond Drugs, Inc. of Jersey City, New Jersey, for more than five years. Mr. Grumet, age 53, has been for more than five years the owner of Thrifty Drug, Piscataway, New Jersey, and a principal of Keansburg Drugs, Keansburg, New Jersey. Mr. Hertel, age 66, has, since prior to 1967, been a principal of Brittany Chemists, Inc. in New York City and Oakland Drugs, Oakland, New Jersey. Mr. Mantell, age 50, for more than five years, has been President of Globe Drug Corp. d/b/a Claremont
Chemists, New York, New York, served as Secretary of Magle Drug Corp., d/b/a Perry Drugs, Brooklyn, New York from 1987 to 1992, has, since 1988, been Vice President of Brothers Drug Corp., d/b/a Variety Drugs, Jamaica,
New York and has, since 1990, been President of First Elm Drug Corp., d/b/a
Elm Drugs, New York, New York. Mr. Sternheim, age 63, has, for more than the past five years been President and principal shareholder of Vanderveer Pharmacy, Inc. in Brooklyn, New York and twenty-one (21) other drug stores and one (1) variety store in the New York City area. Mr. Wyre, age 71, who was a principal of Lenox Terrace Drug Store, Inc. in Brooklyn, New York, for more than five years preceding 1987, is now a private investor.


                  Terms Expiring in 1997

                  Mr. Eckstein, age 64, has been the owner of Leff Drugs, Bronx, New York for more than the past five years. Mr. Emanuel, age 69, has been the owner of Town and Country Pharmacy, Inc., Ridgewood, New

Jersey, for more than five years. Mr. Epstein, age 45, has for more than five years been a principal in Thriftway Staten Island Drug Corp., Staten Island, New York, Thriftway Cross County Drug Corp., Yonkers, New York, Thriftway Lawrence Drug Corp., Lawrence, New York and since November, 1991, in four additional Thriftway stores including the Thriftway Concourse Drug Corp., Bronx, New York. Mr. Esposito, age 49, has for more than the past five years been the President and owner of E&W Drug Corp., Edison, New Jersey, E&W of Union, Inc., Union, New Jersey and has been President and an owner of E&M Pharmacies, Inc., New Brunswick, New Jersey. All three corporations are doing business as Metro Drugs. Mr. Ginsberg, age 67, has for more than five years been President of C. O. Bigelow Chemists, Inc., and C.O. Bigelow of Roosevelt, Inc. in New York City. Mr. Gordon, age 61, has been a principal of Webster Drug and Cosmetic Corp., Bronx, New York for more than five years. Mr. Kessler, age 57, has been a principal of Ark Drugs, Brooklyn, New York for more than five years. Mr. Koblin, age 58, has been a principal of Koblin
Pharmaceuticals, Inc., Nyack, New York for more than five years.    Mr. Koizim,
age 68, has been a principal of Drug Fair, Kearny, New Jersey, for more than five years. Mr. Krellenstein, age 67, was a principal of Oval Drug Co., Bronx,

New York, between 1989 and 1991; he has since retired.   Mr. Shah, age 51, has
been President of V and B Drug Corp., Bronx, New York for more than five years. Mr. Zarchy, age 73, has, since prior to 1977, been a principal of Zarchy Pharmacy, Inc., Woodside, New York.


Item 11.          Executive Compensation.

                  Summary Compensation Table

                  The following table sets forth, for the fiscal years ended July 31, 1995, 1994 and 1993, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.


                           Annual Compensation

                                                        Other
Name                                                    Annual       All Other
and Principal                                           Compen-      Compen-
Position                  Year     Salary       Bonus   sation       sation1
--------------------------------------------------------------------------------

Roman Englander           1995     $526,400.00    -        -       $10,320.00
  President and           1994     $448,716.00    -        -        $9,007.00
  CEO                     1993     $417,500.00    -        -        $9,400.00

Alan Glenn                1995     $202,800.00    -        -        $2,870.00
  Senior Vice             1994     $202,000.00    -        -        $6,309.00
  President and COO       1993     $202,700.00    -        -        $5,827.00

Gary Merten               1995     $125,800.00    -        -             -
  Vice President          1994     $126,100.00    -        -             -
  Date Processing         1993     $125,300.00    -        -             -

Jay Reba                  1995     $107,600.00    -        -             -
  Vice President          1994     $106,900.00    -        -             -
  Finance                 1993     $111,150.00    -        -             -

Mark Englander            1995     $105,500.00    -        -             -
  Vice President          1994     $105,300.00    -        -             -
                          1993     $108,500.00    -        -             -

Norman Genzer             1995     $108,000.00    -        -             -
  Vice President          1994     $105,300.00    -        -             -
                          1993     $108,500.00    -        -             -


All Executive Officers
as a Group  (7 persons)          $1,263,850.00    -        -      $13,190.00


                  Mr. Englander has an employment agreement with the Company which guarantees him employment until the earliest to occur of the following events: September 30, 1996; his death or disability; or termination for gross misconduct. Pursuant to Mr. Englander's employment agreement, commencing as of October 1, 1993 and continuing until September 30, 1994, Mr. Englander's base salary is $425,000 per year. Effective each succeeding October 1, Mr. Englander's salary will be increased by an amount equal to the greater of (i) 5% of the salary then payable to him or (ii) change in the CPI as determined in accordance with the manner set forth under the employment agreement. Under a modified, deferred compensation agreement

--------

1   Value of insurance premiums paid  by the Company during the covered fiscal year with respect to term life insurance for the benefit of the named executive officer.

between Mr. Englander and the Company, the Company is obligated to pay him or his designee $100,000 each year ("deferred compensation") for ten years upon the earlier of Englander attaining age 65 or termination of his employment pursuant to the agreement. On March 1, 1994, Mr. Englander turned 65 years of age, thereby becoming eligible to receive a monthly deferred compensation of $8,333.33 per month. The agreement also provides that should the Company undergo a change of control (as defined), Mr. Englander shall receive the lump-sum amount of $425,000 and the then present value of his unpaid deferred compensation. Additionally, upon a change of control of the Company, the Company shall assign to Englander the life insurance policies upon Englander's life in the amount of $1,600,000. The Company also pays the premium for an insurance policy on Mr. Englander's life in the face amount of $200,000, pursuant to which he is entitled to designate the beneficiary. See also Note 6 of "Notes to the Financial Statements."

                  None of the directors or members of the Executive Committee, except Mr. Englander, receives any direct remuneration from the Company, but the Company pays the premium for term life insurance policies covering most of them with the benefits of $100,000 each payable to their designees. The aggregate annual premium for these policies is approximately $45,000.

                  Although most of the directors are affiliated with certain customers of the Company, all transactions between such customers and the Company are in its normal course of business and these customers by virtue of being affiliated with directors receive no preferences as to price or other terms and conditions at which they buy products from the Company.

                  The Company has a non-contributory, defined benefit pension plan for non-union employees, including its officer-employees, to which it contributed, with respect to such officer-employees, an aggregate of approximately $140,200 for the fiscal year ended July 31, 1995. See Note 7 of "Notes to the Financial Statements." Under the plan, participating employees upon reaching age 65 after 5 years of plan membership are entitled to annual retirement benefits in accordance with the following formula: (a) 30% (reduced by 3/4% for each year or part thereof less than 40 years employed by the Company) of average yearly compensation during the five consecutive years of the last ten years during which the employee received the highest compensation ("Yearly Base Compensation") plus (b) 18.72% of the excess of Yearly Base Compensation over 1992 Social Security covered compensation, such 18.72% reduced by .65% for each year under 32 years employed by the Company. The plan provides for related benefits in the event of death, disability or early retirement. An employee's interest in the plan becomes fully vested in increments over his first five years of membership in the plan.

                  Defined Benefit or Actuarial Plan Disclosure

                                    Years of Service
Remuneration               15       20      25       30       35
--------------------------------------------------------------------------------


$100,000                   $18,000  $24,000 $30,000  $36,000  $42,000
$125,000                   $23,000  $30,000 $38,000  $45,000  $53,000
$150,000 +                 $28,000  $37,000 $46,000  $54,000  $60,000


                  The estimated credit years of service for each of the executive officers named in the "Summary Compensation Table" as of January 1, 1995, are as follows:

                  Name              Estimated Credited Years

                  Roman Englander          45
                  Alan Glenn               20
                  Gary Merten              16
                  Jay Reba                  7
                  Mark Englander           14
                  Norman Genzer            10

                  The form of the pension plan is a life annuity with 10 years guaranteed. There is no deduction for Social Security or other offset amounts.

                  The Company also has a profit-sharing plan for non-union employees, including its officer-employees, which requires no fixed or minimum contribution. There was no contribution to the profit-sharing plan for the fiscal years ended July 31, 1995 and 1994. Under the plan, contributions by the Company are allocated among the accounts of participating employees in proportion to their respective compensations, as defined. Upon retirement, death or disability, participating employees are entitled to the value of their accounts as provided in the plan. An employee's interest in the plan becomes vested in increments over the first five years of his membership.


Item 12. Security Ownership of Certain Beneficial Owners and Management


                  To the knowledge of the Company, no person owns beneficially or of record more than 5% of any class of the Company's voting securities except for:

   (1)                     (2)                        (3)                (4)
Title of            Name and Address           Amount and Nature       Percent
Class               of beneficial owner     of Beneficial Ownership    of Class

Preferred           Ely Krellenstein            2,276.2                5.79%
Stock               13179 Camero Way
                    Palm Beach, FL 33418

Common              Howard Sternheim            656,333                6.56%
Stock               1020 Park Avenue
                    New York, NY 10028

Item 13.  Certain Relationships and Related Transactions.

                  None
                                      18

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

                  (a)(1)   Financial Statements.
                  The following are filed with this report:

                  i)       Independent Auditor's Report.
                  ii)      Balance Sheets at July 31, 1995 and 1994.
                  iii) Statements of Operations for the years ended July 31, 1995, 1994, and 1993.
                  iv) Statements of Stockholders' Equity for the years ended July 31, 1995, 1994 and 1993.
                  v) Statements of Cash Flow for the years ended July 31, 1995, 1994 and 1993.
                  vi)      Notes to the Financial Statements.

                  (a)(2)   Financial Statement Schedules:

                  i)       Schedules II -  Valuation  and  Qualifying
                           Accounts

                  (a)(3)   Exhibits.

                           The following exhibits are filed as part of this report:

                                                                     Page No. In
                                                                     Sequential
Exhibit                                                              Numbering
Number                                                               System

3(a)            Certificate of Incorporation of the Registrant,

                filed July 22, 1976 and Amendments to Certificate of Incorporation [3(a)](6)

  (b)           Registrant's By-laws and Amendments
                thereto [3(b)](6)

  (c)           Certificate of Correction of Certificate of
                Amendment of Certificate of Incorporation [3(c)](7)

  (d)           Amendment to By-Laws

4 (a)           Common Stock Subscription Agreement (9)

                                                                   Page No. In
                                                                   Sequential
Exhibit                                                            Numbering
Number                                                             System


 4(b)           Preferred Stock Subscription Agreement (9)

  (c)           Old Common Stock Subscription Agreement
                [4(a)] (4)

  (d)           Special Common Stock Subscription Agreement
                [4(b)] (4)

  (e)           Special Common Stock Subscription Agreement
                Modified as of January 15, 1988 [4(c)] (5)

  (f)           Variable Rate Promissory Note Subscription
                Agreement [4(c)] (4)

  (g)           Form of Variable Rate Promissory Note [4(d)] (1)

  (h)           Form of Old Common Stock Certificate [4(e)] (3)

  (i)           Form of Special Common Stock Certificate
                [4(f)] (3)

  (j)           Special Common Stock Subscription
                Agreement modified as of June, 1989 [4(h)](6)

  (k)           Form of Common Stock Certificate [4(k)](8)

  (l)           Form of Preferred Stock Certificate [4(l)](8)

  (m)           Revised Common Stock Subscription Agreement (10)

                (The Registrant will furnish the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the Registrant's long term debt)


                                                                   Page No. In
                                                                   Sequential
Exhibit                                                            Numbering
Number                                                             System

10(a)           Lease, dated September 13, 1973, between the
                Registrant and Hartz Mountain Industries, Inc., as amended November 19, 1980 and December 28, 1981 [5(b)](2)

  (b)           Employment Agreement, dated as of
                December 19, 1985, between the Registrant and Roman Englander [5(b)](5)

  (c)           Pension Plan Restated as of January 1, 1978
                [10(c)] (3)

  (d)           Profit Sharing Plan [10(d)] (3)

  (e) Amendment, dated as of February 23, 1989, to Accounts Financing Agreement dated
                March 24, 1980, as amended, between the
                Registrant and Bankers Trust Company [10(e)](7)

  (f)           Lease, dated December 15, 1989, between
                the Registrant and Hartz Mountain Industries, Inc.
                [10(f)](7)

  (g)           Documents Further Amending Accounts
                Financing Agreement, dated March 24, 1980, as amended, between Registrant and
                Bankers Trust Company (10)

  (h)           Sublease, dated June 10, 1992 between
                Hoogovens Aluminum Corporation, Sublessor, and Drug Guild Distributors, Inc., Sublessee, and related documents (11)

  (i)           Employment Agreement dated as of October 1, 1993
                between the Registrant and Roman Englander (12)

                                                                    Page No. In
                                                                    Sequential
Exhibit                                                             Numbering
Number                                                              System



10(j)           Agreement dated July 6, 1993 between
                the Registrant and Joseph B. Churchman (12)

   (k)          Amended and Restated Drug Guild Distributors, Inc.
                Profit Sharing Plan and Trust effective August 1, 1989 and the Amendment thereto dated 9/1/94

   (l)          Amended and Restated Drug Guild Distributors, Inc.
                Pension Plan effective January 1, 1989 and the
                Amendment thereto dated 9/1/94

12(a)           Statement or Computation of ratios (13)                   252

_______________

(1) Incorporated by reference to the specified exhibit constituting a part of the Company's Notification on Form 1-A (File No. 24 NY-
     8317)

(2) Incorporated by reference to the specified exhibit constituting a part of the Company's Notification on Form 1-A (File No. 24 NY-
     8303)

(3) Incorporated by reference to the specified exhibit constituting a part of the Company's Registration Statement on Form S-18 (File No. 2-85967-NY)

(4) Incorporated by reference to the specified exhibit constituting a part of the Company's Registration Statement on Form S-18 (File No. 2-96510-NY)

(5) Incorporated by reference to the specified exhibit constituting a part the Company's Notification on Form 1-A (File No. 24-NY-8736)

(6)  Filed as the specified exhibit to the Company's Registration
     Statement on Form S-4 (File No. 33-35396)

(7) Filed as the specified exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 33-35396).

(8)  Filed   as   the   specified    exhibit    to   the Company's
     Registration Statement on Form S-2 (File No. 33-40277).

(9) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1991.

(10) Filed as the Specified Exhibit to Post-Effective Amendment No.1 to the Company's Registration Statement on Form S-2 (File No. 33-40277).

(11) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1992.

(12) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1993.

(13) Filed herewith.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                        DRUG GUILD DISTRIBUTORS, INC.

                                  FORM 10-K

                        INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS:

       Balance Sheets -
          July 31, 1995 and 1994

       Statements of Operations
          for the Years Ended July 31, 1995, 1994 and 1993

       Statements of Stockholders' Equity
          for the Years Ended July 31, 1995, 1994 and 1993

       Statements of Cash Flows
          for the Years Ended July 31, 1995, 1994 and 1993

       Notes to the Financial Statements


SCHEDULES:

       II - Valuation and Qualifying Accounts


All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDER AND DIRECTORS OF
      DRUG GUILD DISTRIBUTORS, INC.:

              We have audited the accompanying balance sheets of Drug Guild Distributors, Inc. as of July 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended July 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drug Guild Distributors, Inc. at July 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended July 31, 1995, in conformity with generally accepted accounting principles.

                                      25

                                     -2-

              In connection with the aforementioned audits, we have also audited the schedule listed in the accompanying index for each of the three years ended July 31, 1995. In our opinion, this schedule presents fairly the financial data required to be set forth therein.


                                        /s/ Anchin, Block & Anchin LLP

                                        CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
October 10, 1995

                     DRUG GUILD DISTRIBUTORS, INC.

                            BALANCE SHEETS


                                                       July 31,
                                                 1995            1994

                              A S S E T S

CURRENT ASSETS:
  Cash                                        $  2,022,564    $  1,959,061
  Trade receivables - Notes 2, 3 and 12:
    Stockholders                                26,535,603      26,055,791
    Nonstockholders                             36,713,630      31,845,966
  Allowance for doubtful accounts               (1,123,467)     (1,256,391)

  Merchandise inventory - Notes 1, 3 and 14:    38,896,026      34,862,779
  Deferred income tax benefit - Note 15            788,000         680,000
  Prepaid expenses and other current assets        791,033       1,237,062
                                              ------------    ------------
      Total Current Assets                     104,623,389      95,384,268
                                              ------------    ------------

PROPERTY AND EQUIPMENT - NOTES 1, 4 AND 5:
  Property and equipment                        13,407,078      12,001,701
  Less: Accumulated depreciation and
   amortization                                 10,065,778       9,034,811
                                              ------------    ------------
      Depreciated Cost                           3,341,300       2,966,890
                                              ------------    ------------


OTHER ASSETS:
  Trade receivables - noncurrent portion -
   Notes 2, 3 and 13:
    Stockholders                                 2,160,614       2,178,947
    Nonstockholders                              2,914,479       2,663,158
  Allowance for doubtful accounts                 (460,000)       (110,000)
  Deferred income tax benefit - Note 15            246,035         362,035
  Cash surrender value and other assets            440,223         223,600
                                              ------------    ------------
      Total Other Assets                         5,301,351       5,317,740
                                              ------------    ------------
TOTAL ASSETS                                  $113,266,040    $103,668,898
                                              ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable, bank - Note 3                 $53,175,440     $37,317,093
  Notes and loans payable - Note 4                 772,059         990,541
  Accounts payable                              37,462,754      41,977,608

  Accrued expenses and taxes                     1,832,283       1,179,485
                                              ------------    ------------
      Total Current Liabilities                 93,242,536      81,464,727
                                              ------------    ------------

LONG-TERM LIABILITIES:
  Notes payable - Note 4                           501,151         885,875
  Deferred compensation payable - Note 6           623,249         672,323
                                              ------------    ------------
      Total Long-Term Liabilities                1,124,400       1,558,198
                                              ------------    ------------

REDEEMABLE PREFERRED STOCK - NOTES 10 AND 11:
  Authorized - 250,000 shares - $100 par value:
    Issued and outstanding                       3,932,646       5,222,874
    Subscribed and unissued                             --          10,500
                                              ------------    ------------
      Total, before subscriptions receivable     3,932,646       5,233,374
  Less: Subscriptions receivable                        --          10,500
                                              ------------    ------------
      Total Redeemable Preferred Stock           3,932,646       5,222,874
                                              ------------    ------------

STOCKHOLDERS' EQUITY - NOTES 10, 11 AND 12:
  Common stock, authorized - 25,000,000 shares:
   $1 par value:
    Issued and outstanding - 9,999,834 and
     9,883,114 shares                            9,999,834       9,883,114
    Subscribed and unissued - 424,766
     and 671,107                                   424,766         671,107
  Additional paid-in capital                     3,791,151       3,927,030
  Retained earnings                              1,650,307       2,446,248
                                              ------------    ------------
      Total, before subscriptions receivable    15,866,058      16,927,499
  Less: Subscriptions receivable                   899,600       1,504,400
                                              ------------    ------------
      Total Stockholders' Equity                14,966,458      15,423,099
                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $113,266,040    $103,668,898
                                              ============    ============

        See the accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                           STATEMENTS OF OPERATIONS



                                              Years Ended July 31,

                                    1995             1994           1993

SALES:
  Stockholders                 $ 223,697,293   $ 206,638,994   $ 233,051,100
  Nonstockholders                284,705,645     215,073,239     168,761,141
                               -------------   -------------   -------------
      Total Sales                508,402,938     421,712,233     401,812,241

LESS: Sales Discounts, Returns
        and Allowances            14,576,276      13,743,405      14,560,627
                               -------------   -------------   -------------

NET SALES                        493,826,662     407,968,828     387,251,614

COST OF SALES                    465,349,967     381,939,151     358,096,923
                               -------------   -------------   -------------

GROSS PROFIT                      28,476,695      26,029,677      29,154,691
                               -------------   -------------   -------------

OPERATING EXPENSES:
  Warehouse                        8,821,683       8,035,643       8,223,693
  Shipping and delivery            5,782,642       5,708,619       5,501,509
  Selling, general and
    administrative - Note 16       9,682,369       9,592,479      10,118,604
  Interest expense                 5,327,083       2,914,957       3,132,992
  Interest income                   (546,402)       (691,213)       (677,156)
                               -------------   -------------   -------------

    Total Operating Expenses      29,067,375      25,560,485      26,299,642
                               -------------   -------------   -------------

INCOME (LOSS) BEFORE
  INCOME TAXES                      (590,680)        469,192       2,855,049
                               -------------   -------------   -------------

PROVISION (CREDIT) FOR
  INCOME TAXES - NOTE 15:

    Current                          (94,000)        305,000       1,245,000
    Deferred                           8,000        (144,000)        (97,000)
                               -------------   -------------   -------------
      Total                          (86,000)        161,000       1,148,000
                               -------------   -------------   -------------

NET INCOME (LOSS)                   (504,680)        308,192       1,707,049

LESS:  Stock Dividend on
         Special Common Stock
         - Note 13                         -          67,500          33,325
       Stock Dividend on
         Preferred Stock             291,261         412,557         357,782
                               -------------   -------------   -------------


NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCKHOLDERS       $    (795,941)  $    (171,865)  $   1,315,942
                               =============   =============   =============

EARNINGS (LOSS) PER COMMON
  SHARE - NOTE 13              $       (0.08)  $       (0.01)  $        0.14
                               =============   =============   =============




            See the accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY


                                Common Stock $1 Par Value               Additional             Total Before    Less:      Total
                         Issued and Outstanding  Subscribed and Unissued Paid-In     Retained Subscriptions Subscriptions Stockhold-
                            Shares      Amount     Shares     Amount     Capital     Earnings    Receivable  Receivable  ers' Equity
                          ---------  ----------- ---------  ----------  ----------  ----------  -----------  ---------- -----------
BALANCE - JULY 31, 1992   8,455,436  $8,455,436  1,633,290  $1,633,290  $3,553,733  $1,988,210  $15,630,669  $3,119,441 $12,511,228

TRANSACTIONS FOR THE YEAR
  ENDED JULY 31, 1993:
  Net income                      -            -         -           -           -   1,707,049    1,707,049           -   1,707,049

  Common stock redeemed
    or cancellations       (211,720)    (211,720)  (26,193)    (26,193)    (26,184)         -      (264,097)    (34,192)   (229,905)

  Common stock offsets to
    accounts receivable    (292,263)    (292,263)        -           -    (117,441)          -     (409,704)          -    (409,704)
  Collections on
    subscriptions           787,593      787,593  (787,593)   (787,593)          -           -            -  (1,481,070)  1,481,070
  Stock dividend on
    special common stock
    paid in common stock
    - Note 13                22,995       22,995         -          -       10,330     (33,325)          -            -           -
  Stock dividend on
    common stock            686,039      686,039         -          -            -    (686,039)          -            -           -
  Stock dividend on
    preferred stock               -            -         -          -            -    (357,782)    (357,782)          -    (357,782)
  Common stock
   subscriptions                  -            -   303,888     303,888     448,008           -      751,896     751,896           -

  Preferred stock

    cancellations                 -            -         -           -      17,626           -       17,626           -      17,626
                          ---------  ----------- ---------  ----------  ----------  ----------  -----------  ---------- -----------
BALANCE - JULY 31, 1993   9,448,080    9,448,080 1,123,392   1,123,392   3,886,072   2,618,113   17,075,657   2,356,075  14,719,582

TRANSACTIONS FOR THE YEAR
  ENDED JULY 31, 1994:
  Net income                      -            -         -           -           -     308,192      308,192          -      308,192

  Common stock redeemed
    or cancellations        (13,898)     (13,898)  (37,821)    (37,821)    (34,678)         -       (86,397)   (69,030)     (17,367)

  Common stock offsets to
    accounts receivable     (79,369)     (79,369)        -           -     (42,051)          -     (121,420)          -    (121,420)

  Collections on
    subscriptions           481,726      481,726  (481,726)   (481,726)          -          -             -    (944,645)    944,645

  Stock dividend on
    special common stock
    paid in common stock
    -  Note 13               46,575       46,575         -           -      20,925     (67,500)           -           -           -

  Stock dividend on
    preferred stock               -            -         -           -           -    (412,557)    (412,557)          -    (412,557)

  Common stock
    subscriptions                 -            -    67,262      67,262      94,738           -      162,000     162,000           -

  Preferred stock
    cancellations                 -            -         -           -       2,024           -        2,024           -       2,024
                          ---------  ----------- ---------  ----------  ----------  ----------  -----------  ---------- -----------

BALANCE - JULY 31, 1994   9,883,114    9,883,114    671,107    671,107   3,927,030   2,446,248   16,927,499   1,504,400  15,423,099

TRANSACTIONS FOR THE
  YEAR ENDED JULY 31,
  1995:
  Net loss                        -            -         -           -           -    (504,680)    (504,680)          -    (504,680)

  Common stock redeemed
    or cancellations        (19,741)     (19,741)  (63,600)    (63,600)     (4,664)          -      (88,005)    (64,000)    (24,005)

  Common stock offsets
    to accounts
    receivable             (110,922)    (110,922)        -           -     (66,573)          -     (177,495)          -    (177,495)

  Collections on
    subscriptions           247,383      247,383  (247,383)   (247,383)          -           -            -    (540,800)    540,800

  Stock dividend on
    preferred stock               -            -         -           -           -    (291,261)    (291,261)          -    (291,261)

  Common stock
   subscription

   adjustments                    -            -    64,642      64,642     (64,642)          -            -           -           -
                          ---------  ----------- ---------  ----------  ----------  ----------  -----------  ---------- -----------

BALANCE - JULY 31, 1995   9,999,834  $ 9,999,834   424,766  $  424,766  $3,791,151  $1,650,307  $15,866,058  $  899,600 $14,966,458
                          =========  =========== =========  ==========  ==========  ==========  ===========  ========== ===========


            See the accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                           STATEMENTS OF CASH FLOWS


                                                Years Ended July 31,
                                           ---------------------------------
                                           1995         1994          1993
                                           ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $(504,680)    $308,192     $1,707,049
                                      ------------  -----------    -----------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization       1,030,967    1,320,771      1,629,638
    Loss on disposal of fixed assets           --       58,737             --
    Deferred compensation payable         (49,074)      87,666        183,036
    Deferred income taxes                   8,000     (144,000)       (97,000)

    (Increase) decrease in:
       Trade receivables, net          (6,317,903) (10,880,989)    (7,857,602)
       Merchandise inventory           (4,033,247)   5,074,061      2,908,655
       Prepaid expenses and
         current assets                   446,029     (643,567)           940

    Increase (decrease) in:
      Accounts payable                 (4,514,854)  10,008,392       (309,156)
      Accrued expenses and taxes          676,551     (166,951)      (302,170)
                                      ------------  -----------    -----------
        Total adjustments             (12,753,531)   4,714,120     (3,843,659)
                                      ------------  -----------    -----------
          Net Cash Provided by (Used
           in) Operating Activities   (13,258,211)   5,022,312     (2,136,610)
                                      ------------  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to  property and
    equipment                          (1,405,377)    (568,220)    (1,034,983)
  Increase in  other  assets             (216,623)     (11,811)       (10,791)
                                      ------------  -----------    -----------
       Net Cash Used in Investing

         Activities                    (1,622,000)    (580,031)    (1,045,774)
                                      ------------  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of notes and loans payable   (626,959)  (2,479,868)    (2,933,964)
  Net increase in short-term bank debt 15,858,347   (2,058,325)     4,824,754
  Collection on subscriptions for
    common stock                          540,800      944,645      1,481,070
  Common Stock redeemed                   (24,005)     (17,367)      (229,905)
  Collection on subscriptions for
    preferred stock                            -        76,500        117,432
  Preferred stock redeemed               (804,469)     (66,085)      (184,367)
                                      ------------  -----------    -----------
      Net Cash Provided by (Used in)
        Financing Activities           14,943,714   (3,600,500)     3,075,020
                                      ------------  -----------    -----------
NET INCREASE (DECREASE) IN CASH            63,503      841,781       (107,364)

CASH:
  Beginning of  year                    1,959,061    1,117,280      1,224,644
                                      ------------  -----------    -----------
  End of year                         $ 2,022,564   $1,959,061     $1,117,280
                                      ============  ===========    ===========

            See the accompanying Notes to the Financial Statements.

                         DRUG GUILD DISTRIBUTORS, INC.

                           STATEMENTS OF CASH FLOWS







                                                    Years Ended July 31,
                                              ---------------------------------
                                               1995         1994        1993
                                               ----         ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
      Interest                               $5,327,063  $2,914,957  $3,132,992
      Income taxes - paid                           500     862,000   1,408,931
                   - refunded                   477,238          --          --

    Summary  of  noncash  transactions:

      Reduction of accrued expenses in
       exchange for:

        Issuance of notes payable                23,753       22,478     23,685
        Equipment transferred to employees           --       55,550         --
        Notes payable issued for acquisition
         of equipment                                --           --    194,729

  Trade receivable reduced for redemptions
    of: Common stock                            177,495      121,420    409,704
    Preferred stock                             777,020           --    149,429

  Stock dividends on preferred stock            291,261      412,557    357,782

  Stock dividends on common stock                    --           --    686,039

  Stock dividends on special common stock
   paid in common stock                              --       67,500     33,325

  New stock subscriptions, net of
    cancellations: Common stock                 (64,000)      92,970    717,704
    Preferred stock                                  --           --     82,875

  Preferred stock cancellation increasing
   additional paid-in capital                        --        2,024     17,626



        See the accompanying Notes to the Financial Statements.


                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS




NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Description of Business:

                    Drug Guild Distributors, Inc. (the "Company") is engaged
               in the business of distributing at wholesale, a wide variety of products to drug stores and health and beauty aid stores located primarily in the State of New Jersey, the greater New York City metropolitan area and Connecticut.

               Merchandise Inventory:

                    The inventory, which consists entirely of finished goods,
               is stated at the lower of last-in, first-out (LIFO) cost or market. (See Note 14).

               Property and Equipment:

                    Property and equipment are stated at cost.  Depreciation
               is computed on straight-line and accelerated methods over the estimated useful lives as follows:

                     Leasehold improvements          -   10 - 18 years
                     Warehouse equipment             -   5 years
                     Data processing equipment       -   5 -7 years
                     Trucks and delivery  equipment  -   5 years

               Income Taxes:

                    During fiscal 1994 year, the company adopted FAS No. 109,
               "Accounting for Income Taxes." The statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Financial statements for prior years have not been restated and the cumulative effect of the accounting change is not material.

NOTE 2 -       TRADE RECEIVABLES:

               Trade receivables include notes due from customers, as follows:

                                                        July 31,

                                                1995                    1994
               Maturing within one year      $4,820,065              $3,684,221
               Due after one year             5,075,093               4,842,105
                                             ----------              ----------
                                             $9,895,158              $8,526,326
                                             ==========              ==========

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 -       TRADE RECEIVABLES (CONTINUED):

               It is the policy of the company to obtain either personal guarantees or a lien on the customer's assets as collateral for most notes and certain other trade receivables. See
               Note 12 for other collateral received.

NOTE 3 -       LOANS PAYABLE, BANK:

               Under an accounts receivable and inventory financing agreement, which allows for borrowings of up to $80 million, a bank makes secured demand loans based on a percentage of eligible trade receivables and inventory, which are pledged as collateral. Interest is at 1 1/4% above the prime rate. The agreement contains restrictions, for which the company is in compliance or has received waivers, which limit cash dividends and redemptions of stock.

NOTE 4 -       NOTES AND LOANS PAYABLE:


                                                                                        July 31,
                                                                                1995                  1994
               Notes and loans due to stockholders, officers,
                 employees and members of their families, payable
                 on demand and 13 months after demand. Interest is
                 at rates ranging from prime to 1 1/4% over prime,
                 except that $622,921 and $664,169 of such notes at
                 July 31, 1995 and July 31, 1994, respectively,
                 require minimum interest of 10%                              $756,421         $843,969
               Notes due in installments of principal and interest
                 at 9% - 11 1/2% to October 1997 are collateralized
                 by specific equipment                                         516,789        1,032,447
                                                                             ---------        ---------
                                                                             1,273,210        1,876,416
               Due on demand or within one year                                772,059          990,541
                                                                             ---------        ---------

               Long-term portion                                             $ 501,151        $ 885,875
                                                                             =========        =========


               As of July 31, 1995, future annual maturities are as follows:

               Years Ending July 31,
                      1996 (or on demand)                    $  772,059
                      1997 (or 13 months after demand)          477,073
                      1998                                       24,078
                                                             ----------
                                                             $1,273,210
                                                             ==========
                                      33

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS


NOTE 5 -       PROPERTY AND EQUIPMENT:

               Property and equipment consists of the following:

                                                                 July 31,
                                                         1995                   1994
               Leasehold improvements               $  2,275,435           $ 2,243,462
               Warehouse equipment                     2,529,940             2,507,685
               Data processing equipment               6,711,731             5,658,356
               Trucks and delivery equipment           1,600,980             1,304,376
               Furniture and fixtures                    288,992               287,822
                                                     -----------           -----------
                          Total                      $13,407,078           $12,001,701
                                                     ===========           ===========

NOTE 6 -       DEFERRED COMPENSATION:

               The company has a deferred compensation agreement with its president (as modified October 12, 1993), providing for payments of $8,333 through February 2004. The company had previously provided for the present value of these payments.

               There was no deferred compensation expense for the year ended July 31, 1995. The expense was $106,771 and $183,036 for the years ended July 31, 1994 and 1993, respectively.


NOTE 7 -       RETIREMENT PLANS:


               The company has a noncontributory defined benefit pension plan for its eligible nonunion employees. The benefits are based on years of service and the employee's compensation for the highest five consecutive years during the last ten years of employment. The company's policy is to fund the pension costs on a current basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 -       RETIREMENT PLANS (CONTINUED):

               The following table sets forth the plan's funded status and amounts recognized in the company's balance sheets as of July 31:


                                                                                1995                1994
               Actuarial present value of benefit obligations:
                 Accumulated benefit obligation, including vested
                 benefits of $2,070,914 and $1,942,541, respectively           $(2,073,554)         $(1,945,707)
                                                                               -----------          -----------
              Projected benefit obligation for service rendered to date        $(2,654,417)         $(2,656,358)
              Plan assets at fair value, primarily consisting of U.S.
                Government guaranteed securities and bank certificates
                of deposit                                                       2,276,534            2,055,468
                                                                               -----------          -----------
              Projected benefit obligation in excess of plan assets               (377,883)            (600,890)
              Unrecognized net loss from past experience different from
                that assumed and effects of changes in assumptions                 526,583              633,217
              Unrecognized net obligations as of August 1, 1987, net
                of amortization                                                     18,024               19,662
              Adjustment to prior service cost not yet recognized in net
                periodic pension cost                                               (9,448)             (10,235)
                                                                               -----------          -----------
              Deferred pension cost                                            $   157,276          $    41,754
                                                                               ===========          ===========



              Net pension cost included the following components:

                                                               1995               1994              1993

             Service cost - benefits
               earned during the
               period                                        $ 106,259          $180,444          $196,172
             Interest cost on
               projected benefit
               obligation                                      166,650           195,166           166,888
             Actual return on plan
               assets                                         (122,167)          (56,585)         (114,838)
             Net amortization and
               deferral                                         16,860           (52,687)          (27,358)
                                                             ---------          --------          --------
             Net periodic cost                               $ 167,602          $266,338          $220,864
                                                             =========          ========          ========

               The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% and 4.0%, respectively, for 1995 and 6.5% and 5.0%, respectively, for 1994 and 6.75%, 6.0%, respectively, for 1993. The expected long-term rate of return on assets was 6.5% for 1995 and 1994 and 6.75% for 1993.

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 -       RETIREMENT PLANS (CONTINUED):

               The company makes contributions along with other employers to a union multi-employer plan. The expense for such plan was $348,744, $336,168 and $340,152 for the years ended July 31,
               1995, 1994 and 1993, respectively. The Employee Retirement Income Securities Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of such employers' withdrawal from such a plan or upon a termination of such a plan. The share of the plan's unfunded vested liabilities allocable to the company, if any, and for which it may be contingently liable, is not ascertainable at this time.

               The company also has a profit-sharing plan and a 401(k) savings plan for eligible nonunion employees. The 401(k) plan is solely funded by employee contributions. The profit-sharing plan requires no fixed or minimum contribution. There was no profit-sharing expense for the years ended July 31, 1995, 1994 and 1993.

NOTE 8 -       OFFICER'S LIFE INSURANCE:


               The company is the owner and beneficiary of insurance policies of $1,600,000, on the life of its president.

NOTE 9 -       LEASES:

               In March 1995, the company renewed two lease agreements extending the terms to expire in May 2005, for real estate in Secaucus, New Jersey. Both leases contain termination clauses whereby the company may terminate the lease between December 1, 1997 and November 30, 1998 by paying a fee equal to six months rents.

               In addition, the company is obligated under another lease for warehouse space expiring March 1997.

               Future minimum annual lease payments are as follows:

                   Years Ending July 31,
                        1996                       $  909,150
                        1997                          977,679
                        1998                          912,090
                        1999                          912,090
                        2000                          936,093
                        Thereafter                  5,104,507
                                                   ----------
                                                   $9,751,609
                                                   ==========
                                      36


                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 -        LEASES (CONTINUED):

                Total rent expense, including real estate taxes, were $1,015,831, $1,000,584 and $978,846 for the years ended
                July 31, 1995, 1994 and 1993, respectively.


NOTE 10 -       REGISTERED PUBLIC OFFERING:

                Pursuant to a Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission on June 10, 1991 and most recently updated August 31, 1994, the company is offering up to 4,500,000 shares of its Common Stock, $1 par value, and up to 55,000 shares of its Preferred Stock, $100 par value. Of the Common Stock, 3,000,000 shares are offered for sale and 1,500,000 shares are reserved for the issuance of dividends. Of the Preferred Stock, 37,500 shares are offered for sale and 17,500 shares are reserved for the issuance of dividends (see Note 11). Shares of

                Common Stock will be sold either outright or pursuant to a subscription. Subscriptions will be in the amount of $18,000, payable over 60 months at $300 per month. Payments will be applied toward the purchase of shares at the FIFO Book Value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower of first-in, first-out cost or market) at the close of the fiscal quarter immediately preceding the date of payment. As of July 31, 1995, the FIFO book value was $2.10 per share.


NOTE 11 -       REDEEMABLE PREFERRED STOCK:

                Holders of Preferred Stock are entitled to an 8% cumulative dividend based on par value, payable in Preferred Stock. Upon liquidation of the company, holders of the Preferred Stock are entitled to a payment of $100 per share before any amounts are paid to holders of Common Stock. The Preferred Stock is not entitled to vote and does not have any preemptive or conversion rights.

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS


NOTE 11 -       REDEEMABLE PREFERRED STOCK (CONTINUED):

                Preferred Stockholders including those who obtained their shares in exchange for Special Common Shares tendered (or a subscriber to Special Common Stock who obtained subscription rights to Preferred Shares) in the 1991 recapitalization retained the right previously enjoyed as a holder or subscriber of Special Common Stock to require the company to repurchase their Preferred Shares at $100 (par value). Thus, commencing five years after purchasers of a unit of shares of Preferred Stock have completed their payment for such unit, they are entitled at their election to require the company to repurchase all of their shares of Preferred Stock at the repurchase price (as defined). The holding period of Special Common Stock will be added on to the holding period of Preferred Stock obtained in exchange therefore.

                The company may call Preferred Stock at any time. The call price is 105% of par value if shares are called within the first year of issue, 110% of par value within the second year, 115% within the third year, 120% within the fourth year and 125% after four years.

                A holder of shares of Preferred Stock desiring to sell his shares to a third party must first offer them to the company at the repurchase price. If the company elects to accept such offer, it is obligated to pay for such shares in three equal annual installments, without interest, the first such installment to be made 60 days after such offer.

                Shares are sold under a five year subscription plan. Subscribers are required to pay a minimum of $4,500 per year towards a $22,500 subscription unit. Shares are issued as of July 31 of each year at the rate of one share per $100, provided that at least the minimum has been paid. Upon timely completion of total payments for the unit, the company is required to issue 25 additional shares as a dividend for a total of 250 shares per unit.

                The amounts due within the next five years if fully paid units of Preferred Stock held five or more years (including the holding period of Special Common Stock exchanged) are offered for redemption are as follows:

                     Years Ending July  31,
                          1996                     $3,059,865
                          1997                        314,483
                          1998                         77,224
                          1999                        481,121
                                                   ----------
                                                   $3,932,693
                                                   ==========

                Subsequent to July 31, 1995 approximately $923,000 was redeemed.

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY:

               The stockholders represent a major portion of the company's customers. Each stockholder has assigned his shares to the company as collateral for his liability to the company on open account. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the company at cost (as defined, see Note 10) or par value with respect to shares issued as a stock dividend.

               The common shares to be issued on subscriptions received are not determinable until collected. However, at each year end such outstanding subscribed shares are included in the accom-panying financial statements based on the purchase price at those dates (Note 10). The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital includes $474,574 on such uncollected subscriptions at July 31, 1995 and $828,577 at July 31, 1994.

NOTE 13 - EARNINGS (LOSS) PER SHARE:

               Earnings per share are computed as follows:

                                                                          Years Ended
                                                                     July 31,
                                                      1995              1994             1993
               Weighted average number of
               common shares outstanding (A)        9,929,990         9,688,802       9,227,365
                                                   ==========         =========      ==========
               Net income (loss)                   $ (504,680)        $ 308,192      $1,707,049
               Less:  Stock dividend on
               Special Common Stock (B)                 -                67,500          33,325
               Stock dividend on Preferred
                 Stock                                291,261           412,557         357,782
                                                   ----------         ---------      ----------

               Net income (loss)
               attributable to common
               stockholders                        $ (795,941)        $(171,865)     $1,315,942
                                                   ==========         =========      ==========
               Per Share:
               Net income (loss)                   $    (0.05)        $    0.03     $    0.18
               Less: Stock dividend on
               Preferred Stock                           0.03              0.04           0.04
                                                   ----------         ---------      ----------
               Net income (loss) attributable
                 to common stockholders            $    (0.08)        $   (0.01)     $     0.14
                                                   ==========         =========      ==========

                (A) In the computation of earnings per share, subscriptions receivable have no effect on weighted average number of common shares outstanding.

                (B) Dividend paid in Common Stock to stockholders of Special Common Stock, who elected to exchange their shares for Common Stock in the 1991 recapitalization.

                           DRUG GUILD DISTRIBUTORS

                      NOTES TO THE FINANCIAL STATEMENTS


NOTE 14 -       LIFO INVENTORY LIQUIDATION:


                A liquidation of LIFO inventory layers, which were carried at lower costs as compared to current costs, had the effect of increasing net income by approximately $375,000 for the year ended July 31, 1994.


NOTE 15 -       INCOME TAXES:

                The provision (credit) for income taxes differs from the amounts computed by applying the maximum Federal income tax rate to the pre-tax income, as follows:

                                                                    Years Ended July 31,
                                                  1995          %          1994         %         1993        %
                  Computed tax at maximum
                    rate                        $(201,000)   (34.0)      $159,525    34.0      $   970,716   34.0
                 State taxes on income,
                    net of Federal income
                    tax benefit                    36,000      6.1         29,090     6.2          177,284    6.2
                 Other adjustments                 79,000     13.4        (27,615)   (5.9)              -      -
                                                ---------    -----       --------    ----       ----------   ----
                 Provision (credit) for
                    income taxes                $ (86,000)   (14.5)      $161,000   34.3       $1,148,000   40.2
                                                =========    =====       ========    ====       ==========   ====


  Deferred tax assets are comprised of the following:


                                                                 Years Ended
                                                                   July 31,
                                                                 1995           1994
                  Current deferred tax assets:
                    Allowance for doubtful accounts         $   634,000    $   547,000
                    Inventory overhead                          131,000        133,000
                    Other                                        23,000              -
                                                            -----------    -----------
                              Total Current Deferred Tax
                              Asset                             788,000        680,000
                                                            -----------    -----------

                  Noncurrent deferred tax assets:
                    Deferred compensation                       250,000        292,000
                    Excess of book over tax
                    depreciation                                 82,000         70,000
                    Deferred pension cost                       (86,000)             -
                                                            -----------    -----------

                              Total Noncurrent Deferred Tax
                              Asset                             246,000        362,000
                                                            -----------    -----------

                    TOTAL DEFERRED TAX ASSET                 $1,034,000     $1,042,000
                                                            ===========    ===========

                        DRUG GUILD DISTRIBUTORS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS


  NOTE  16 -     OTHER EXPENSES:

              Included in general and administrative expenses for the year ended July 31, 1995 and 1994 are professional fees incurred by the company of approximately $125,000 and $200,000, respectively, for an unsuccessful proposed sale of the outstanding shares of the company by stockholders.

                         DRUG GUILD DISTRIBUTORS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993

                                                     Additions
                                Balance at      Charged to  Charged         Deductions      Balance
                                Beginning       Cost and    to Other           from         At End
  Description                   of Period       Expenses    Accounts         Reserves       of Period
Year Ended July 31, 1995:
  Allowance for doubful
     accounts                   $ 1,366,391    $ 720,584   $ 126,815 (A)  $   630,323 (B)   $ 1,583,467
                                ===========    =========   =========      ===========       ===========

Year Ended July 31, 1994:
  Allowance for doubful
     accounts                   $ 1,134,268    $ 480,000   $ 419,378 (A)  $   667,255 (B)   $ 1,366,391
                                ===========    =========   =========      ===========       ===========

Year Ended July 31, 1993:
  Allowance for doubful
     accounts                   $ 1,115,653    $ 800,000   $ 295,231 (A)  $ 1,076,616 (B)   $ 1,134,268
                                ===========    =========   =========      ===========       ===========



(A) Recovery of amounts previously written-off.
(B) Balances written-off.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on October 27, 1995.


                                        DRUG GUILD DISTRIBUTORS, INC.



                                        By:    /s/ Roman Englander
                                            --------------------------
                                            Roman Englander, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                  Title                                             Date
/s/Roman Englander                         President, Principal                        October 27, 1995
-----------------------                    Executive Officer
Roman Englander                            and Director


/s/Jay Reba                                Vice President,
-----------------------                    Principal                                   October 27, 1995
Jay Reba                                   Financial and
                                           Accounting Officer


/s/Harold Blumenkrantz                     Director                                    October 27, 1995
-----------------------
Harold Blumenkrantz


/s/Marco N. Cutinello                      Director                                    October 27, 1995
-----------------------
Marco N. Cutinello

Signature                                            Title                              Date

-----------------------                              Director
Louis Del Rosso


-----------------------                              Director
Herbert Dudak


/s/Harold Eckstein                                   Director                            October 27, 1995
-----------------------
Harold  Eckstein


/s/Paul Emanuel                                      Director                           October 27, 1995
-----------------------
Paul Emanuel


-----------------------                              Director
Hal Epstein


/s/Peter Esposito                                    Director                            October 27, 1995
-----------------------
Peter Esposito


/s/Sidney  Falow                                     Director                            October 27, 1995
-----------------------
Sidney Falow


/s/Sanford Fishman                                   Director                            October 27, 1995
-----------------------
Sanford  Fishman


/s/Gerald Ginsberg                                   Director                            October 27, 1995
-----------------------
Gerald  Ginsberg


/s/Herbert Gordon                                    Director                            October 27, 1995
-----------------------
Herbert Gordon


Signature                                             Title                               Date

-----------------------                              Director
George Grumet


 /s/Alfred Hertel                                    Director                             October 27, 1995
-----------------------
Alfred Hertel


/s/Steven J. Kabakoff                                Director                            October 27, 1995
-----------------------
Steven J. Kabakoff



/s/Michael Katz                                      Director                            October 27, 1995
-----------------------
Michael Katz


-----------------------                              Director
Jay Kessler


-----------------------                              Director
Jerry Koblin


-----------------------                              Director
Jerry Koizim


-----------------------                              Director
Anthony Kranjac


/s/Ely Krellenstein                                  Director                            October 27, 1995
-----------------------
Ely Krellenstein


Signature                                            Title                               Date

/s/John Lynch                                        Director                            October 27, 1995
-----------------------
John Lynch


-----------------------                              Director
George Manolakis


/s/Boris Mantell
-----------------------                              Director                            October 27, 1995
Boris Mantell


/s/ Richard Rostholder                               Director                            October 27, 1995
-----------------------
Richard Rostholder


/s/Bipinchandra Shah                                 Director                            October 27, 1995
-----------------------
Bipinchandra Shah


/s/Murray Shapiro                                    Director                            October 27, 1995
-----------------------
Murray Shapiro


/s/Howard Sternheim                                  Director                            October 27, 1995
-----------------------
Howard Sternheim

                                                     Director
-----------------------
Alan D. Traster


/s/Ernest Wyre                                       Director                            October 27, 1995
-----------------------
Ernest Wyre


/s/Joseph Zarchy                                     Director                            October 27, 1995
-----------------------
Joseph Zarchy

                        DRUG GUILD  DISTRIBUTORS  INC.

                  EARNINGS TO FIXED CHARGES (S-K Item 503(d))



                              Year Ended July 31

                                        1995                       1994                      1993
----------------------------------------------------------------------------------------------------------------
Pretax Income                      (590,680)                   $469,192                $2,855,049


Interest Expense                  $5,327,083                 $2,914,957                $3,132,992


     Total                        $4,736,403                 $3,384,149                $5,988,041


Interest Expense                  $5,327,083                 $2,914,957                $3,132,992

Ratio-Earnings to
Fixed Charges                           0.89                       1.16                      1.91


Pro Forma Calculations under Regulation S-K Item 503(d)9 are not required because the contemplated preferred stock dividends are payable in stock instead of cash.