Form 10-Q
period 1995-10-31
DRUG GUILD DISTRIBUTORS INC
filed 1995-12-15
CIK 201696

       UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934




    For the Quarterly Period Ended October 31, 1995 Commission File Number 2-96510-N.Y.

                         DRUG GUILD DISTRIBUTORS, INC.
    _______________________________________________________________
         (Exact name of Registrant as specified in its Charter)

       New Jersey                                        11-2269958
    _______________________________________________________________
    (State of other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


    350 Meadowland Parkway, Secaucus, N.J.                    07096
    _______________________________________________________________
     (Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code        201-348-3700
                                                        _______________________

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES X               NO______

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

      As of October 31, 1995 there were outstanding 10,037,802 shares of the Registrant's Common Stock, par value $1, and 30,102.58 shares of the Registrant's Preferred Stock $100 par value.

                               Page 1 of 13 Pages

                        Part 1 - Financial  Information
                         Item 1. Financial Statements
                         DRUG GUILD DISTRIBUTORS INC.
                                 BALANCE SHEET

                                                                                       October 31,              July 31
                                                                                          1995                    1995
                     ASSETS                                                               ----                    ----
                     ------                                                            (unaudited)
CURRENT ASSETS:
     Cash                                                                            $       7,009           $   2,022,564
     Trade Receivables-Stockholders                                                     29,231,482              26,535,603
                    Nonstockholders                                                     40,367,284              36,713,630
     Allowance for doubtful accounts                                                    (1,199,761)             (1,123,467)
     Merchandise Inventory                                                              31,861,047              38,896,026
     Deferred income tax benefit                                                           809,000                 788,000
     Prepaid expenses and other current assets                                             766,883                 791,033
                                                                                    --------------           -------------
                Total Current  Assets                                                  101,842,944             104,623,389
                                                                                    --------------           -------------
PROPERTY AND EQUIPMENT:
     Property and equipment                                                             13,643,158              13,407,078
     Less: Accumulated depreciation and amortization                                    10,311,778              10,065,778
                                                                                    --------------           -------------
              Depreciated Cost                                                           3,331,380               3,341,300
                                                                                    --------------           -------------
OTHER ASSETS:
     Trade Receivables-noncurrent portion-Stockholders                                   2,310,069               2,160,614
                                 Nonstockholders                                         3,190,096               2,914,479
     Allowance for doubtful accounts                                                      (460,000)               (460,000)
     Deferred income tax benefit                                                           246,035                 246,035
     Various other assets                                                                  444,898                 440,223
                                                                                    --------------           -------------
                  Total Other Assets                                                     5,731,098               5,301,351
                                                                                    --------------           -------------
TOTAL ASSETS                                                                         $ 110,905,422           $ 113,266,040
                                                                                    ==============           =============
                LIABILITIES  AND STOCKHOLDERS' EQUITY
                -------------------------------------
CURRENT LIABILITIES:
     Loans payable, bank                                                             $  51,511,080           $  53,175,440
     Notes payable                                                                         697,574                 772,059
     Accounts payable                                                                   37,851,567              37,462,754
     Accrued expenses and taxes                                                          1,876,042               1,832,283
                                                                                    --------------           -------------
                    Total Current Liabilities                                           91,936,263              93,242,536
                                                                                    --------------           -------------
LONG TERM LIABILITIES
     Notes payable                                                                         450,000                 501,151
     Deferred compensation payable                                                         610,386                 623,249
                                                                                    --------------           -------------

                     Total Long-Term Liabilities                                         1,060,386               1,124,400
                                                                                    --------------           -------------
TOTAL LIABILITIES                                                                       92,996,649              94,366,936
                                                                                    --------------           -------------
REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
     Authorized-250,000 shares
               Issued and outstanding-30,102.58 and 39,326.46                            3,010,258               3,932,646
                                                                                    --------------           -------------
STOCKHOLDERS' EQUITY-NOTE 2
     Common stock- $1 par value
                Authorized 25,000,000 shares
                Issued and outstanding-10,037,802 and 9,999,834 shares                  10,037,802               9,999,834
                Subscribed and unissued                                                    388,565                 424,766
                Additional paid-in capital                                               3,786,383               3,791,151
                Retained earnings                                                        1,498,415               1,650,307
                                                                                    --------------           -------------
                       Total,before subscriptions receivable                            15,711,165              15,866,058
     Less: Subscriptions receivable                                                        812,650                 899,600
                                                                                    --------------           -------------
                       Total Stockholders' Equity                                       14,898,515              14,966,458
                                                                                    --------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 110,905,422           $ 113,266,040
                                                                                    ==============           =============

        See accompanying Notes to the Financial Statement

                        DRUG GUILD DISTRIBUTORS , INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                                   October 31
                                                                                   ----------
                                                                       1995                         1994
                                                                       ----                         ----
NET SALES
     Stockholders                                                 $  54,093,029                $  55,140,289
     Nonstockholders                                                 73,807,365                   66,180,479
                                                                ---------------               --------------
TOTAL NET SALES                                                     127,900,394                  121,320,768
                                                                ---------------               --------------
COST OF SALES:
     Inventory, beginning of period                                  38,896,026                   34,862,779
     Purchases                                                      113,847,063                  114,934,513
                                                                ---------------               --------------
                                                                    152,743,089                  149,797,292
     Less: Inventory, end of period                                  31,861,047                   35,296,734
                                                                ---------------               --------------
COST OF SALES                                                       120,882,042                  114,500,558
                                                                ---------------               --------------
GROSS PROFIT                                                          7,018,352                    6,820,210
                                                                ---------------               --------------
OPERATING EXPENSES                                                    5,817,903                    5,724,090

INTEREST EXPENSE                                                      1,453,341                    1,081,841
                                                                ---------------               --------------
TOTAL EXPENSES                                                        7,271,244                    6,805,931
                                                                ---------------               --------------
PROFIT(LOSS) BEFORE CORPORATE TAXES                                    (252,892)                      14,279
                                                                ---------------               --------------
PROVISION (CREDIT) FOR CORPORATE TAXES:
     Current                                                            (80,000)                      41,700
     Deferred                                                           (21,000)                     (36,000)
                                                                ---------------               --------------
          Total Provision (Credit) for Corporate Taxes                 (101,000)                       5,700
                                                                ---------------               --------------
NET (PROFIT) LOSS                                                      (151,892)                       8,579

Less: Stock Dividend on Preferred Stock (A)                              60,205                       78,410
                                                                ---------------               --------------
NET (LOSS) ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                                          $    (212,097)               $     (69,831)
                                                                ===============               ==============
 LOSS PER COMMON SHARE                                                   ($0.02)                      ($0.01)
                                                                ===============               ==============
AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                                        10,026,464                    9,818,335

                                                                ---------------               --------------

(A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.

           See accompanying Notes to the Financial Statement

                     DRUG GUILD DISTRIBUTORS , INC.
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            October 31
                                                                                            ----------
                                                                                    1995                  1994
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                         $  (151,892)          $     8,579
                                                                             -------------         -------------
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                            246,000               241,300
          Deferred compensation payable                                            (12,863)              (12,350)
     (Increase) decrease in:
          Deferred income taxes                                                    (21,000)              (36,000)
          Trade receivables, net                                                (6,701,311)           (9,680,738)
          Merchandise inventory                                                  7,034,979              (433,955)
          Prepaid expenses and other current assets                                 24,150               796,499
     Increase (decrease) in:
          Accounts payable                                                         388,813               211,698
          Accrued expenses and taxes                                                53,818              (450,577)
                                                                             -------------         -------------
          Total adjustments                                                      1,012,586            (9,364,123)
                                                                             -------------         -------------
                 Net Cash Provided by (Used In) Operating Activities               860,694            (9,355,544)
                                                                             -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions  to property and equipment                                         (236,080)             (274,755)
     Decrease (increase) in other assets                                            (4,675)                3,000
                                                                             -------------         -------------
                 Net Cash Used In Investing Actitvities                           (240,755)             (271,755)
                                                                             -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                   (135,696)             (189,005)
     Net increase (decrease) in short-term bank debt                            (1,664,360)            8,264,801
     Collections on common stock                                                    86,950               165,500
     Collections on preferred stock                                                   --                     375
     Preferred stock redeemed                                                     (922,388)             (571,042)
                                                                             -------------         -------------
                 Net Cash Provided By (Used In) Financing Activities            (2,635,494)            7,670,629
                                                                             -------------         -------------
NET DECREASE IN CASH                                                            (2,015,555)           (1,956,670)

CASH:
     Beginning of period                                                         2,022,564             1,959,061
                                                                             -------------         -------------
     End of period                                                             $     7,009           $     2,391
                                                                             =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid in the period for:
          Interest                                                             $ 1,453,341           $ 1,081,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
     Reduction of accrued expenses due to issuance of notes payable            $    10,059           $     5,720
     Accounts receivable reduced for redemptions of common stock                      --             $   177,495
     Accounts receivable reduced for redemptions of preferred stock                   --             $   731,666
     Accounts receivable reduced for cancellation of common stock              $     3,000                  --

             See accompanying Notes to Financial Statements
                                   -4-

                         DRUG GUILD DISTRIBUTORS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1- FINANCIAL STATEMENTS:

These Financial Statements should read in conjunction with the July 31, 1995 financial statements which describe all accounting policies.


NOTE 2 - REGISTERED PUBLIC OFFERING:

On June 10, 1991, the Company's Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission (the "Registration Statement") became effective. Pursuant to the Registration Statement, the Company will offer up to 4,500,000 shares of its common stock, $1 par value. A Post-Effective Amendment was filed on August 31, 1994. The offering price of the common stock being sold will be its FIFO book value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower first-in, first-out cost or market) as of the close of the fiscal quarter immediately preceding the sale. As of October 31,1995, the FIFO book value was $2.09 per share. The outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at that date. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital at October 31, 1995 includes $423,975 on such uncollected subscriptions.

INFORMATION SUBJECT TO ADJUSTMENT;

While the information shown above is subject to adjustments on audit at the end of the fiscal year, all adjustments which are in the opinion of Management necessary for a fair statement of the results for the interim period have been made.

                         DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition at October 31, 1995 Compared to Financial Condition at July 31, 1995. From July 31, 1995 to October 31, 1995, the Company's current assets decreased to $101,857,944 from $104,623,389 and its current liabilities decreased to $91,914,263 from $93,242,536. Such decrease was attributable to the Company's lower inventory purchases. The Company's bank loan also decreased during this period. The Company's ratio of current assets to current liabilities remained substantially the same during the period, decreasing to 1.11:1 from 1.12:1.

     The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

     As of October 31, 1995, there were $59,348,000 of such eligible accounts receivable out of a total of $64,395,000 or 92% and $38,357,000 of eligible FIFO inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

     Total borrowings upon the line of credit equaled $51,511,080 on October 31, 1995. On such date the interest rate with respect to such financing was the prime rate plus 1-1/4% (10 %).

     Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended October 31, 1995 Compared to Three Months Ended October 31, 1994.


     Net sales for the three months ended October 31, 1995 increased by 5.42% over those for the 1994 period. This increase was attributable to price increases. The number of stores remained unchanged at approximately 800.

     Gross profit for the period increased by 2.9% from gross profit for the 1994 period. Gross profit as a percentage of sales remained relatively unchanged at 5.5%.

     Total expenses for 1995 increased by 6.8% over such expenses for 1994. Operating expenses (excluding interest expense) for the 1995 period were up approximately 1.6% as compared to the 1994 period. Increased warehouse expenses were offset by reduced general and administrative expenses.

     Interest expense increased 34.3% on higher average borrowings for higher sales volume requiring higher receivables.

     The effect of the foregoing factors was that the Company's income before corporate taxes for the three months ended October 31, 1995 experienced a 150.7% decrease from the same period in 1994. Income taxes were 150.7% lower than the same period in 1994 resulting from the loss.

                          PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION



     Roman Englander ("Englander") has retired as the President and Chief Executive Officer of Drug Guild Distributors, Inc. (the "Company") effective December 31, 1995 pursuant to a written agreement between the Company and Englander dated December 5, 1995 (the "Agreement"). Englander will remain a member of the Company's Board of Directors until his term shall expire or his successor is elected, whichever shall first occur. The following are additional provisions of the Agreement, which will terminate on September 30, 1996: (i) Englander will remain available to the Corporation for consulting; (ii) the Company will continue Englander's health insurance at no cost to Englander;
(iii) the Company will continue to provide Englander with his current automobile at no cost to Englander; and (iv) the Company will provide Englander with an office at its corporate headquarters. In addition, the Company ratified and confirmed Englander's deferred compensation and non-competition covenants as set forth in paragraphs 5 and 8, respectively, of the Employment Agreement between Englander and the Company dated October 1, 1993 .


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit  Description                                             Page
         -------  -----------                                             ----

         10(m)    Resignation Agreement by and between the Company        253
                  and Roman Englander dated December 5, 1995

b.       Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ending October 31, 1995.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.
Date: December 14, 1995





                                       DRUG GUILD DISTRIBUTORS, INC.




                                       By /s/ Jay Reba
                                          ----------------------------------
                                          Jay Reba,Vice President of Finance
                                          (Duly authorized officer and
                                           principal financial officer)

     AGREEMENT made this 5th day of December, 1995 between DRUG GUILD DISTRIBUTORS, INC., a New Jersey corporation (hereinafter referred to as the "Corporation"), and ROMAN ENGLANDER (hereinafter referred to as "Englander").


                             W I T N E S S E T H :


     WHEREAS, the Corporation and Englander are parties to an employment agreement made as of October 1, 1993 (the "Agreement") wherein the Corporation employs Englander as its Chief Executive and President; and

     WHEREAS, Englander is desirous of retiring and terminating his employment as of December 31, 1995.

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter contained the parties hereto agree as follows:

     1. RETIREMENT.

     Englander shall retire as President and Chief Executive of the Corporation as of December 31, 1995 and shall be paid at his current rate of compensation through and including December 31, 1995.

     2. HEALTH INSURANCE.

     The Corporation shall continue Englander's health insurance through and including September 30, 1996 at no cost to Englander. After such date, Englander shall be entitled to continue his healthcare insurance pursuant to the provisions of the plan then in existence as long as Englander pays whatever costs are involved in the continuation of his coverage.

     3. AUTOMOBILE.

     The Corporation shall continue to provide Englander with his 1993 Lincoln automobile through and including September 30, 1996 at no cost to Englander. The Corporation shall transfer title and ownership to the automobile to Englander after September 30, 1996 at no cost to Englander.

     4. CONSULTING.

     Englander will remain available until September 30, 1996 to the Corporation for consulting from time to time on such terms and conditions as the parties shall agree upon. Englander shall have the title of President Emeritus. Any expenses that Englander incurs on behalf of the

Corporation must be authorized by the Chief Operating or Chief Executive Officer or by the Executive Committee.

     5. BOARD OF DIRECTORS.


     Englander shall remain a member of the Board of Directors of the Corporation until his term shall expire or his successor is elected, whichever shall first occur.

     6. OFFICE.

     The Corporation shall provide Englander with an office at the corporate headquarters through and including September 30, 1996.

     7. DEFERRED COMPENSATION.

     Englander is presently receiving his deferred compensation payments under paragraph 5 of the Agreement and such payments shall continue to be made in accordance with its terms. Paragraph 5 of the Agreement is hereby ratified and reconfirmed.

     8. NON-COMPETITION.

     The non-competition provisions of paragraph 8 of the Agreement are hereby ratified and reconfirmed and Englander agrees to abide by the provisions of said paragraph.

     9. PENSION AND PROFIT-SHARING PLANS.

     Englander shall be entitled to receive the proceeds payable to him under the Pension Plan and Profit-Sharing Plan in accordance with their terms. Upon request by the Executive Committee, Englander shall tender his resignation as Trustee of either or both plans.

     10. ENTIRE AGREEMENT.

     This agreement constitutes the complete understanding between the parties with respect to the employment of Englander and supersedes all prior agreements of the parties relating thereto hereunder; and no statement, representation, warranty or covenant has been made by either party with respect thereto except as expressly set forth herein. This agreement shall not be altered, modified, amended or terminated orally but may be altered, modified, amended or terminated by written instrument signed by each of the parties hereto.

     11. SUCCESSORS AND ASSIGNS.

     (a) This agreement shall not be assignable by Englander.

     (b) All of the terms and provisions of this agreement shall be binding upon and shall inure to the benefit of and be enforceable by the respective successors and permitted assigns of the Corporation hereto.


     (c) If the Corporation shall at any time be merged or consolidated into or with any other corporations or if substantially all the assets of the Corporation are transferred to another corporation, the provisions of this agreement shall be binding upon and inure to the benefit of the corporation resulting from such merger or consolidation or to which such assets shall be transferred, and this provision shall apply in the event of any subsequent merger, consolidation or transfer.

     12. GOVERNING LAW.

     This agreement shall be governed by and construed in accordance with the laws of the State of New Jersey.

     13. SEPARABILITY.

     In case of any one or more of the provisions of this agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected thereby.

     14. HEADINGS.

     The headings contained in this agreement are for convenience only and are not to be deemed a part hereof.

     15. WAIVER.

     Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof, shall not be deemed a waiver of such terms, covenants or conditions, nor shall any waiver of such terms, covenants or conditions, nor shall any waiver or relinquishment of any right or power hereunder at any time or times be deemed a waiver or relinquishment of such rights or power at any other time or times.

     16. CANCELLATION OF THE AGREEMENT.

     Except as otherwise provided for in this agreement, the provisions of the Agreement are terminated and cancelled as of December 31, 1995.

     17. NOTICES.

     All notices, requests, demands and other communications hereunder shall be in writing and shall be delivered personally or sent by registered or certified mail, return receipt requested, to the other party hereto at his or its address set forth below:

     If to Englander: Roman Englander
                      71 Ellsworth Terrace
                      Glen Rock, NJ 07452


     If to the Corporation: Drug Guild Distributors, Inc.
                            350 Meadowland Parkway
                            Secaucus, NJ 07096-1527


Either party may change the address to which notices, requests, demands or other communications hereunder shall be sent by sending written notice of such change of address to the other party.

     IN WITNESS WHEREOF, the parties have executed this agreement as of the 5th day of December, 1995.

                                             DRUG GUILD DISTRIBUTORS, INC.


                                     By:      /s/ Alfred W. Hertel
                                             -----------------------------------
                                             Alfred W. Hertel
                                             Chairman of the Board of Directors


                                             /s/ Roman Englander
                                             -----------------------------------
                                             ROMAN ENGLANDER