Form 10-Q/A
period 1995-10-31
DRUG GUILD DISTRIBUTORS INC
filed 1995-12-15
CIK 201696

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q/A


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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.
Date: December 15, 1995



                                       DRUG GUILD DISTRIBUTORS, INC.



                                       By /s/ Jay Reba
                                          ----------------------------------
                                          Jay Reba,Vice President of Finance
                                          (Duly authorized officer and
                                           principal financial officer)

                                 EXHIBIT INDEX

                Exhibit     Description
                -------     -----------
                  27        Article 5 Financial Data Schedule