Form 10-Q
period 1996-01-31
DRUG GUILD DISTRIBUTORS INC
filed 1996-03-15
CIK 201696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




                For the Quarterly Period Ended January 31, 1996
                      Commission File Number 2-96510-N.Y.



                         DRUG GUILD DISTRIBUTORS, INC.
        ---------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                  New Jersey                              11-2269958
        ---------------------------------------------------------------
        (State of other jurisdiction of               ( I.R.S. Employer
        incorporation or organization)                Identification No.)


         350 Meadowland Parkway , Secaucus, N.J.             07096
        ---------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code           201-348-3700
                                                        -----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES X               NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

     As of January 31, 1996 there were outstanding 10,070,300 shares of the Registrant's Common Stock, par value $1, and 29,584.98 shares of the Registrant's Preferred Stock $100 par value.

                               Page 1 of 8 Pages

                         Part 1- Financial Information
                          Item 1.Financial Statements
                         DRUG GUILD DISTRIBUTORS, INC.
                                BALANCE SHEETS

                   ASSETS
                                                  January 31,         July 31,
                                                     1996               1995
CURRENT ASSETS:                                   (unaudited)
  Cash .......................................   $      10,192    $   2,022,564
  Trade Receivables-Stockholders .............      31,276,448       26,535,603
                         Nonstockholders .....      42,838,358       36,713,630
  Allowance for doubtful accounts ............      (1,322,678)      (1,123,467)
  Merchandise Inventory ......................      26,737,490       38,896,026
  Deferred income tax benefit ................         788,000          788,000
  Prepaid expenses and other current assets ..         911,906          791,033
                                                  ------------     ------------
           Total Current Assets ..............     101,239,716      104,623,389
                                                  ------------     ------------
PROPERTY AND EQUIPMENT:
  Property and equipment......................      14,001,932       13,407,078
  Less: Accumulated depreciation and
    amortization..............................      10,491,145       10,065,778
                                                  ------------     ------------
    Depreciated Cost..........................       3,510,787        3,341,300
                                                  ------------     ------------
OTHER ASSETS:
  Trade Receivables-noncurrent portion-
                         Stockholders.........       2,132,532        2,160,614
                         Nonstockholders......       2,920,862        2,914,479
  Allowance for doubtful accounts ............        (460,000)        (460,000)
  Deferred income tax benefit ................         246,035          246,035
  Various other assets .......................         436,037          440,223
                                                  ------------     ------------
    Total Other Assets .......................       5,275,466        5,301,351
                                                  ------------     ------------
      TOTAL ASSETS                                $110,025,969     $113,266,040
                                                  ============     ============

    LIABILITIES  AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable, bank .........................    $49,190,467      $53,175,440
  Notes payable ...............................        569,707          772,059
  Accounts payable ............................     39,693,415       37,462,754
  Accrued expenses and taxes ..................      1,538,931        1,832,283
                                                  ------------     ------------
    Total Current Liabilities .................     90,992,520       93,242,536
                                                  ------------     ------------
LONG TERM LIABILITIES
  Notes payable ...............................        470,000          501,151
  Deferred compensation payable ...............        597,268          623,249

                                                  ------------     ------------
    Total Long-Term Liabilities ...............      1,067,268        1,124,400
                                                  ------------     ------------
TOTAL LIABILITIES .............................     92,059,788       94,366,936
                                                  ------------     ------------
REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
  Authorized-250,000 shares
    Issued and outstanding-30,102.58 and
      39,326.46 shares.........................      2,958,498        3,932,646
                                                  ------------     ------------
STOCKHOLDERS' EQUITY-NOTE 2
  Common stock- $1 par value
    Authorized 25,000,000 shares
    Issued and outstanding-10,070,300
      and 9,999,834 shares.....................     10,070,300        9,999,834
    Subscribed and unissued ...................        358,125          424,766
    Additional paid-in capital.................      3,784,326        3,791,151
    Retained earnings. ........................      1,539,832        1,650,307
                                                  ------------     ------------
      Total, before subscriptions receivable...     15,752,583       15,866,058
  Less: Subscriptions receivable ..............        744,900          899,600
                                                  ------------     ------------
    Total Stockholders' Equity.................     15,007,683       14,966,458
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $110,025,969     $113,266,040
                                                  ============     ============

               See accompanying Notes to the Financial Statement

                        DRUG GUILD DISTRIBUTORS , INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three Months Ended                       Six Months Ended
                                                                     January 31                              January 31
                                                              1996                1995                1996                1995
NET SALES
     Stockholders ..................................      $  55,431,734       $  54,747,477       $ 109,524,763       $ 109,887,766
     Nonstockholders ...............................         75,379,616          73,676,678         149,186,981         139,857,157
                                                          -------------       -------------        ------------       -------------
TOTAL NET SALES ....................................        130,811,350         128,424,155         258,711,744         249,744,923
                                                          -------------       -------------        ------------       -------------
COST OF SALES:
Inventory, beginning of period .....................         31,861,047          35,296,734          38,896,026          34,862,779
Purchases ..........................................        118,867,790         131,835,905         232,714,853         246,770,418
                                                          -------------       -------------        ------------       -------------
                                                            150,728,837         167,132,639         271,610,879         281,633,197
Less: Inventory, end of period .....................         26,737,490          46,307,142          26,737,490          46,307,142
                                                          -------------       -------------        ------------       -------------
COST OF SALES ......................................        123,991,347         120,825,497         244,873,389         235,326,055
                                                          -------------       -------------        ------------       -------------
GROSS PROFIT .......................................          6,820,003           7,598,658          13,838,355          14,418,868
                                                          -------------       -------------        ------------       -------------
OPERATING EXPENSES .................................          5,704,285           6,224,480          11,647,665          11,948,570

INTEREST EXPENSE ...................................          1,192,301           1,300,834           2,520,165           2,382,675
                                                          -------------       -------------        ------------       -------------
TOTAL EXPENSES .....................................          6,896,586           7,525,314          14,167,830          14,331,245
                                                          -------------       -------------        ------------       -------------
  INCOME (LOSS) BEFORE CORPORATE TAXES .............            (76,583)             73,344            (329,475)             87,623
                                                          -------------       -------------        ------------       -------------
PROVISION (CREDIT) FOR CORPORATE TAXES:
     Current .......................................           (139,000)             65,350            (219,000)            107,050
     Deferred ......................................             21,000             (36,000)                  0             (72,000)
                                                          -------------       -------------        ------------       -------------
          Total Provision (Credit) for Corporate
            Taxes...................................           (118,000)             29,350            (219,000)             35,050
                                                          -------------       -------------        ------------       -------------
NET INCOME (LOSS) ..................................             41,417              43,994            (110,475)             52,573

Less: Stock Dividend on Preferred Stock(A) .........             60,205              70,455             120,410             148,865
                                                          -------------       -------------        ------------       -------------
NET LOSS ATTRIBUTABLE TO
     COMMON SHAREHOLDERS ...........................      $     (18,788)      $     (26,461)      $    (230,885)      $     (96,292)
                                                          =============       =============        ============       =============
 LOSS PER COMMON SHARE .............................              $0.00               $0.00              ($0.02)             ($0.01)
                                                          =============       =============        ============       =============
AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING ......................         10,059,534           9,896,096          10,042,999           9,857,216
                                                          -------------       -------------        ------------       -------------



     (A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.

               See accompanying Notes to the Financial Statement

                        DRUG GUILD DISTRIBUTORS , INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three Months Ended            Six Months Ended
                                                                                 January 31                   January 31
                                                                            1996           1995           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) ...............................................  $   41,417    $     43,994   $   (110,475)   $     52,573
                                                                        ----------     -----------    -----------     -----------
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization ..............................     179,367         231,300        425,367         472,600
          Deferred compensation payable ..............................     (13,118)        (12,131)       (25,981)        (24,481)
     (Increase) decrease in:
          Deferred income taxes ......................................      21,000         (36,000)            --         (72,000)
          Trade receivables, net .....................................  (3,943,352)        220,250    (10,644,663)     (9,460,488)
          Merchandise inventory ......................................   5,123,557     (11,010,408)    12,158,536     (11,444,363)
          Prepaid expenses and other current assets ..................    (145,023)        (95,743)      (120,873)        700,756
     Increase (decrease) in:
          Accounts payable ...........................................   1,841,848      10,535,406      2,230,661      10,747,104
          Accrued expenses and taxes .................................    (325,977)        414,035       (272,159)        (36,542)
                                                                        ----------     -----------    -----------     -----------
          Total adjustments ..........................................   2,738,302         246,709      3,750,888      (9,117,414)
                                                                        ----------     -----------    -----------     -----------
                 Net Cash Provided by (Used In)
                   Operating Activities ..............................   2,779,719         290,703      3,640,413      (9,064,841)
                                                                        ----------     -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions  to property and equipment ............................    (358,774)       (358,128)      (594,854)       (632,883)
     Decrease  in other assets .......................................       8,861           3,435          4,186           6,435
                                                                        ----------     -----------    -----------     -----------
                 Net Cash Used In Investing Actitvities ..............    (349,913)       (354,693)      (590,668)       (626,448)
                                                                        ----------     -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable ......................................    (119,000)       (173,194)      (254,696)       (362,199)
     Net increase (decrease) in short-term bank debt .................  (2,320,613)        301,483     (3,984,973)      8,566,284
     Collections on common stock .....................................      64,750         155,650        151,700         321,150
     Collections on preferred stock ..................................          --              --             --             375
     Preferred stock redeemed ........................................     (51,760)       (198,536)      (974,148)       (769,578)
                                                                        ----------     -----------    -----------     -----------
                 Net Cash Provided By (Used In)
                   Financing Activities...............................  (2,426,623)         85,403     (5,062,117)      7,756,032
                                                                        ----------     -----------    -----------     -----------
NET (INCREASE) DECREASE IN CASH ......................................       3,183          21,413     (2,012,372)     (1,935,257)

CASH:
     Beginning of period .............................................       7,009           2,391      2,022,564       1,959,061
                                                                        ----------     -----------    -----------     -----------
     End of period ................................................... $    10,192         $23,804   $     10,192    $     23,804
                                                                        ==========     ===========    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid in the period for:
          Interest ................................................... $ 1,298,983     $ 1,300,834   $  2,752,324    $  2,382,675

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
     Reduction of accrued expenses due to issuance of notes payable... $    11,134         $ 5,863   $     21,193    $     11,583

     Accounts receivable reduced for redemptions of common stock .....          --              --             --    $    177,495
     Accounts receivable reduced for redemptions of preferred stock...          --              --             --    $    731,666
     Accounts receivable reduced for cancellation of common stock ....          --              --             --              --


             See accompanying Notes to Financial Statements

                         DRUG GUILD DISTRIBUTORS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS:

These Financial Statements should be read in conjunction with the July 31, 1995 financial statements which describe all accounting policies.

NOTE 2 - REGISTERED PUBLIC OFFERING:

On June 10, 1991, the company's Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission (the "Registration Statement") became effective. Pursuant to the Registration Statement, the company will offer up to 4,500,000 shares of its common stock, $1 par value. A Post-Effective Amendment was filed on August 31, 1994. The offering price of the common stock being sold will be its FIFO book value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower first-in, first-out cost or market) as of the close of the fiscal quarter immediately preceding the sale. As of Janauary 31,1996, the FIFO book value was $2.08 per share. The outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at that date. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital at January 31, 1996 includes $386,715 on such uncollected subscriptions.

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

                         DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition at January 31, 1996 Compared to Financial Condition at July 31, 1995.

     From July 31, 1995 to January 31, 1996, the Company's current assets decreased to $101,239,716 from $104,623,389 and its current liabilities decreased to $90,992,520 from $93,242,536. Such decrease was attributable to the Company's lower inventory purchases. The Company's bank loan also decreased during this period. The Company's ratio of current assets to current liabilities remained substantially the same during the period, decreasing to 1.11:1 from 1.12:1.

     The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

     As of January 31, 1996, there were $62,736,000 of such eligible accounts receivable out of a total of $69,033,000, or 91%, and $37,529,000 of eligible FIFO inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

     Total borrowings upon the line of credit equaled $49,190,467 on January
31, 1996. On such date the interest rate with respect to such financing was the prime rate plus 1-1/4% (9 3/4%).

     Inflation.

     The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended January 31, 1996 Compared to Three Months Ended January 31, 1995.

     Net sales for the three months ended January 31, 1996 increased by 1.8% over those for the 1995 period. This increase was attributable to price increases. The number of stores remained unchanged at approximately 800.

     Gross profit for the period decreased by 10.2% from gross profit for the 1995 period. Gross profit as a percentage of sales decreased to 5.2% down from 5.9%.

     Total expenses for 1996 decreased by 0.8% over such expenses for 1995. Operating expenses (excluding interest expense) for the 1996 period were down approximately 0.8% as compared to the 1995 period.

     Interest expense decreased 0.8% on lower average borrowings due to decreased inventory.

Six Months Ended January 31, 1996 Compared to Six Months Ended January 31, 1995.

     Gross profit for the six months decreased by 4.0% from the gross profit for the 1995 period. Gross profit as a percentage of sales decreased to 5.3% from 5.8% as a result of competitive pressures.

     Total expenses for 1996 remained relatively unchanged over such expenses for 1995. Operating expenses (excluding interest expense) for the 1996 period were up 2.5% as compared to 1995.

     Interest expenses increased 5.8% due to higher borrowing due to slower payments on receivables.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 1996

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