Form 10-Q
period 1996-04-30
DRUG GUILD DISTRIBUTORS INC
filed 1996-06-19
CIK 201696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30,1996 Commission File Number 2-96510-N.Y.

                          DRUG GUILD DISTRIBUTORS, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          New Jersey                                11-2269958
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  350 Meadowland Parkway , Secaucus, N.J.             07096
- --------------------------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  201-348-3700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO|_|

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

     As of April 30, 1996 there were outstanding 10,095,547 shares of the Registrant's Common Stock, par value $1, and 23,975.41 shares of the Registrant's Preferred Stock $100 par value.

                                Page 1 Of 11 Pages

                         Part 1 - Financial Information
                          Item 1. Financial Statements
                          DRUG GUILD DISTRIBUTORS INC.
                                 BALANCE SHEETS

                                                                  April 30,        July 31,
                                                                    1996             1995
                                                                    ----             ----
                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                         $       8,880     $   2,022,564
  Trade Receivables-Stockholders                                  27,043,693        26,535,603
                    Nonstockholders                               44,316,008        36,713,630
  Allowance for doubtful accounts                                 (1,485,776)       (1,123,467)
  Merchandise Inventory                                           27,664,246        38,896,026
  Deferred income tax benefit                                        788,000           788,000
  Prepaid expenses and other current assets                        1,312,247           791,033
                                                               -------------     -------------
        Total Current  Assets                                     99,647,298       104,623,389
                                                               -------------     -------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                          14,133,906        13,407,078
  Less: Accumulated depreciation and amortization                 10,737,145        10,065,778
                                                               -------------     -------------
        Depreciated Cost                                           3,396,761         3,341,300
                                                               -------------     -------------
OTHER ASSETS:
  Trade Receivables-noncurrent portion-Stockholders                1,803,054         2,160,614
                                       Nonstockholders             2,941,825         2,914,479
  Allowance for doubtful accounts                                   (460,000)         (460,000)
  Deferred income tax benefit                                        246,035           246,035
  Various other assets                                               440,712           440,223
                                                               -------------     -------------
        Total Other Assets                                         4,971,626         5,301,351
                                                               -------------     -------------
TOTAL ASSETS                                                   $ 108,015,685     $ 113,266,040
                                                               =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable, bank                                          $  52,722,891     $  53,175,440
  Notes payable                                                      501,250           772,059
  Accounts payable                                                36,234,207        37,462,754
  Accrued expenses and taxes                                       1,601,178         1,832,283
                                                               -------------     -------------
        Total Current Liabilities                                 91,059,526        93,242,536
                                                               -------------     -------------
LONG TERM LIABILITIES
  Notes payable                                                      412,201           501,151
  Deferred compensation payable                                      583,892           623,249
                                                               -------------     -------------
        Total Long-Term Liabilities                                  996,093         1,124,400
                                                               -------------     -------------
TOTAL LIABILITIES                                                 92,055,619        94,366,936
                                                               -------------     -------------
REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
  Authorized-250,000 shares
      Issued and outstanding-23,975.41 and 39,326.46 shares        2,397,541         3,932,646
                                                               -------------     -------------
STOCKHOLDERS' EQUITY
  Common stock- $1 par value
      Authorized 25,000,000 shares
      Issued and outstanding-10,095,547 and 9,999,834 shares      10,095,547         9,999,834
      Subscribed and unissued                                        390,826           424,766
      Additional paid-in capital                                   3,713,523         3,791,151
      Retained earnings                                               47,829         1,650,307
                                                               -------------     -------------
        Total,before subscriptions receivable                     14,247,725        15,866,058
  Less: Subscriptions receivable                                     685,200           899,600
                                                               -------------     -------------
        Total Stockholders' Equity                                13,562,525        14,966,458
                                                               -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 108,015,685     $ 113,266,040
                                                               =============     =============


                See accompanying Notes to the Financial Statement

                         DRUG GUILD DISTRIBUTORS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                               April 30                             April 30
                                                               --------                             --------
                                                        1996              1995               1996               1995
                                                        ----              ----               ----               ----
                                                                       (restated)                            (restated)
NET SALES
  Stockholders                                     $  48,635,037     $  51,514,613      $ 158,159,800      $ 161,402,379
  Nonstockholders                                     71,281,829        67,190,793        220,468,810        207,047,950
                                                   -------------     -------------      -------------      -------------
TOTAL NET SALES                                      119,916,866       118,705,406        378,628,610        368,450,329
                                                   -------------     -------------      -------------      -------------
COST OF SALES:
  Inventory, beginning of period                      23,875,490        45,507,142         38,896,026         34,862,779
  Purchases                                          113,782,969       105,267,827        342,135,822        349,204,245
                                                   -------------     -------------      -------------      -------------
                                                     137,658,459       150,774,969        381,031,848        384,067,024
  Less: Inventory, end of period                      27,664,246        40,141,620         27,664,246         40,141,620
                                                   -------------     -------------      -------------      -------------
COST OF SALES                                        109,994,213       110,633,349        353,367,602        343,925,404
                                                   -------------     -------------      -------------      -------------
GROSS PROFIT                                           9,922,653         8,072,057         25,261,008         24,524,925
                                                   -------------     -------------      -------------      -------------
OPERATING EXPENSES                                     5,091,115         5,548,005         16,738,780         17,496,575
INVENTORY THEFT                                        2,457,000         1,464,000          6,819,000          4,298,000
INTEREST EXPENSE                                       1,611,041         1,446,548          4,131,206          3,829,223
                                                   -------------     -------------      -------------      -------------
TOTAL EXPENSES                                         9,159,156         8,458,553         27,688,986         25,623,798
                                                   -------------     -------------      -------------      -------------
INCOME (LOSS) BEFORE CORPORATE TAXES                     763,497          (386,496)        (2,427,978)        (1,098,873)
                                                   -------------     -------------      -------------      -------------
PROVISION (CREDIT) FOR CORPORATE TAXES:
  Current                                                260,000          (131,500)          (825,500)          (375,000)
  Deferred                                                  --                --                 --                 --
                                                   -------------     -------------      -------------      -------------
    Total Provision (Credit) for Corporate Taxes         260,000          (131,500)          (825,500)          (375,000)
                                                   -------------     -------------      -------------      -------------
NET INCOME (LOSS)                                        503,497          (254,996)        (1,602,478)          (723,873)
Less: Stock Dividend on Preferred Stock (A)               23,410            71,711            143,820            220,576
                                                   -------------     -------------      -------------      -------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                              $     480,087     $    (326,707)     $  (1,746,298)     $    (944,449)
                                                   =============     =============      =============      =============
INCOME (LOSS) PER COMMON SHARE                     $        0.05     $       (0.03)     $       (0.17)     $       (0.10)
                                                   =============     =============      =============      =============
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                            10,089,058         9,934,810         10,058,352          9,883,080
                                                   -------------     -------------      -------------      -------------


(A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.
                See accompanying Notes to the Financial Statement

                         DRUG GUILD DISTRIBUTORS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended               Nine Months Ended
                                                                                 April 30                         April 30
                                                                                 --------                         --------
                                                                           1996            1995             1996           1995
                                                                           ----            ----             ----           ----
                                                                                        (restated)                      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $    503,497    $   (254,996)   $ (1,602,478)   $   (723,873)
                                                                       ------------    ------------    ------------    ------------
Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                           246,000         231,300         671,367         703,900
    Deferred compensation payable                                           (13,376)        (12,370)        (39,357)        (36,851)
  (Increase) decrease in:
    Deferred income taxes                                                    42,000         (36,000)           --          (108,000)
    Trade receivables, net                                                3,226,718       2,632,299      (7,417,945)     (6,828,189)
    Merchandise inventory                                                (2,835,256)      5,365,522      11,231,780      (5,278,841)
    Prepaid expenses and other current assets                              (619,341)        131,019        (521,214)        831,775
  Increase (decrease) in:
    Accounts payable                                                     (3,459,208)    (12,756,007)     (1,228,547)     (2,008,903)
    Accrued expenses and taxes                                              162,299         182,485        (262,350)       (132,607)
                                                                       ------------    ------------    ------------    ------------
    Total adjustments                                                    (3,250,164)     (4,261,752)      2,433,734     (12,857,716)
                                                                       ------------    ------------    ------------    ------------
        Net Cash Provided by (Used In) Operating Activities              (2,746,667)     (4,516,748)        831,256     (13,581,589)
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                     (131,974)       (326,892)       (726,828)       (959,775)
   Decrease in other assets                                                  (4,675)          2,000            (489)          8,435
                                                                       ------------    ------------    ------------    ------------
        Net Cash Used In Investing Actitvities                             (136,649)       (324,892)       (727,317)       (951,340)
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                               (136,308)        (62,504)       (328,514)       (424,703)
  Net increase (decrease) in short-term bank debt                         3,532,424       4,785,513        (452,549)     13,351,797
  Collections on common stock                                                43,500         122,900         195,200         444,050
  Common Stock Redeemed                                                        --           (24,785)           --           (24,785)
  Collections on preferred stock                                               --              --              --               375
  Preferred stock redeemed                                                 (557,612)           --        (1,531,760)       (769,578)
                                                                       ------------    ------------    ------------    ------------
        Net Cash Provided By (Used In) Financing Activities               2,882,004       4,821,124      (2,117,623)     12,577,156
                                                                       ------------    ------------    ------------    ------------

NET DECREASE IN CASH                                                         (1,312)        (20,516)     (2,013,684)     (1,955,773)

CASH:
  Beginning of period                                                        10,192          23,804       2,022,564       1,959,061
                                                                       ------------    ------------    ------------    ------------
  End of period                                                        $      8,880    $      3,288    $      8,880    $      3,288
                                                                       ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid in the period for:
    Interest                                                           $  1,264,522    $  1,447,548    $  4,016,846    $  3,830,223

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
  Reduction of accrued expenses due to issuance of notes payable       $     10,052    $      6,010    $     31,245    $     19,594
  Accounts receivable reduced for redemptions of common stock          $       --      $       --      $       --      $    177,495
  Accounts receivable reduced for redemptions of preferred stock       $       --      $     45,354    $       --      $    770,202
  Accounts receivable reduced for cancellation of common stock         $       --      $       --      $       --      $       --



                 See accompanying Notes to Financial Statements

                          DRUG GUILD DISTRIBUTORS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1- FINANCIAL STATEMENTS:

These Financial Statements should be read in conjunction with the July 31, 1995 financial statements which describe all accounting policies.

NOTE 2- METHOD OF DETERMINING INVENTORY AND INVENTORY THEFT:

     At the April 30, 1996 interim period, inventory was determined based on a physical inventory count. At prior interim periods, inventory was determined using an estimated gross profit method.

     At the end of May, 1996, based on information obtained from the interim physical inventory, the company determined that inventory theft had occurred. Upon further investigation, it was determined that such thefts had occurred during each of the periods presented in the accompanying financial statements.

     The company has restated its statements of operations and cash flows for the three and nine months ended April 30, 1995 to correct the calculation of the gross profit estimate previously used, and separately state as an expense, the amount of the inventory theft. The provision (credit) for corporate taxes for these periods have been restated accordingly. The balance sheet as of July 31, 1995, which was based on a physical inventory count, does not require restatement.

     Subsequent to April 30, 1996, the company estimates an additional $600,000 of inventory theft occurred prior to its being detected. The company is reviewing its records to ascertain the full extent of the theft and when it began, and will reflect the results of that review in future reports. The company has also engaged a prominent private detective agency to investigate the thefts.

     The company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory theft. The company has not provided for any recovery, since at this time, such recovery cannot be assured.

NOTE 3- EFFECT OF USE OF LAST-IN FIRST-OUT (LIFO) METHOD OF INVENTORY:

     As a result of information presently available, at April 30, 1996 and for the three and nine months then ended, the company has increased inventory and gross profit by $3,150,000 to give effect to a projected decrease in the LIFO reserve of $4,200,000 as of July 31, 1996.

NOTE 4 - REGISTERED PUBLIC OFFERING:

On June 10, 1991, the company's Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission (the "Registration Statement") became effective. Pursuant to the Registration Statement, the company will offer up to 4,500,000 shares of its common stock, $1 par value. A Post-Effective Amendment was filed on August 31, 1994. The offering price of the common stock being sold will be its FIFO book value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower of first-in, first-out cost or market) as of the close of the fiscal quarter immediately preceding the sale. As of April 30,1996, the FIFO book value was $1.75 per share. The outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at that date. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital at April 30, 1996 includes $293,014 on such uncollected subscriptions.

INFORMATION SUBJECT TO ADJUSTMENT:

While the information shown above is subject to adjustments on audit at the end of the fiscal year all adjustments which are in the opinion of Management necessary for a fair statement of the results for the interim period have been made.

                          DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition at April 30, 1996 Compared to Financial Condition at July 31, 1995. From July 31, 1995 to April 30, 1996 , the Company's current assets decreased to $99,647,298 from $104,623,389 and its current liabilities decreased to $91,059,526 from $93,242,536. Such decrease was attributable to the Company's lower inventory purchases. The Company's bank loan also decreased during this period. The Company's ratio of current assets to current liabilities remained substantially the same during the period, decreasing to 1.09:1 from 1.12:1.

     The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

     As of April 30, 1996, there were $58,974,000 of such eligible accounts receivable out of a total of $66,447,000 or 89% and $36,605,000 of eligible FIFO inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

     Total borrowings upon the line of credit equaled $52,722,891 on April 30, 1996. On such date the interest rate with respect to such financing was the prime rate plus 1-1/4% (9 1/2%).

     Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1995.

     Net sales for the three months ended April 30, 1996 increased by 1.0% over those for the 1995 period. This increase was attributable to price increases. The number of stores remained basically unchanged at approximately 800.

     Gross profit for the period increased $1,850,596 from the 1995 period or 22.9%. Gross profit as a percentage of sales increased from 6.8% to 8.3%. The increase was attributable to a $3,150,000 reduction in LIFO reserve for the quarter. This was offset by $1,299,404 lower gross profit as a result of competitive pressures.

     Total expenses (excluding inventory theft) for 1996 decreased by 4.2% over such expenses for 1995. Operating expenses (excluding interest expense) for the 1996 period were down approximately 8.2% as compared to the 1995 period. The reduction of operating expenses was due to lower salaries as a result of the retirement of the president and the resignation of the Vice President of Data Processing.

     Interest expense increased 11.4% on higher average borrowings due to higher receivables, offset by lower inventory.

Nine Months Ended April 30, 1996 Compared to Nine Months Ended April 30, 1995

     Net sales for the nine months ended April 30, 1996 increased 2.8% over those of the 1995 period. The increase was due to price increases offset by slightly fewer stores serviced.

     Gross profit for the nine months increased by 3.0%. Gross profit as a percentage of sales remained the same for both periods. The gross profit benefited from a $3,150,000 reduction in LIFO reserve for the period offset by lower gross profit as a result of competitive pressures.

     Total expenses (excluding inventory theft) for 1996 decreased by 2.1% over such expenses for 1995. Operating expenses (excluding interest expense) for the 1996 period were down 4.3% as compared to 1995. Lower general and administrative expenses resulted in the lower operating expenses.

     Interest expenses increased 7.8% due to higher borrowing due to slower payments on receivables, offset by lower inventory.

     The effect of the foregoing factors was that the Company's loss before corporate taxes for the nine months ended April 30, 1996 increased by 121% from the same period in 1995.

Method of Inventory and Inventory Theft

     At the April 30, 1996 interim period, inventory was determined based on a physical count. At prior interim periods, inventory was determined using an estimated gross profit method.

     At the end of May, 1996, based on information obtained from the interim physical inventory, the company determined that inventory theft had occurred. Upon further investigation, it was determined that such thefts had occurred during each of the periods presented in the accompanying financial statements.

     The company has restated its statement of operations and cash flows for the three and nine months ended April 30, 1995 to correct the calculation of the gross profit estimate previously used, and separately state as an expense, the amount of the inventory theft. The provision (credit) for corporate taxes for these periods have been restated accordingly. The balance sheet as of July 31, 1995, which was based on a physical inventory count, does not require restatement.

     Subsequent to April 30, 1996, the company estimates an additional $600,000 of inventory theft occurred prior to its being detected. The company is reviewing its records to ascertain the full extent of the theft and when it began, and will reflect the results of that review in future reports. The company has also engaged a prominent private detective agency to investigate the thefts.

     The company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory theft. The company has not provided for any recovery, since at this time, such recovery cannot be assured.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 19, 1996



                                        DRUG GUILD DISTRIBUTORS, INC.


                                        By /s/ Jay Reba
                                           -----------------------------------
                                           Jay Reba, Vice President of Finance
                                           (Duly authorized officer and
                                           principal financial officer)