Form 10-Q/A
period 1996-04-30
DRUG GUILD DISTRIBUTORS INC
filed 1996-08-23
CIK 201696

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


     On May 22, 1996, based on information obtained from the interim physical inventory taken during the quarter ending April 30, 1996, the Company determined that there was a substantial inventory shortage when the physical inventory was compared to the Company's books. On May 31, 1996, the Company determined that inventory theft had occurred during each of the fiscal years ending July 31, 1993, 1994, 1995 and 1996.

     The Company has therefore restated its statements of operations and cash flows for the three and nine month periods ended April 30, 1995 to correct the calculation of inventory based upon the gross profit estimate method previously used and separately state, as an expense, the amount of the inventory theft. The provision (credit) for corporate taxes for these periods have been restated accordingly. The balance sheet as of July 31, 1995, 1994 and 1993, which were based on a physical inventory count, did not require restatement.



     Subsequent to April 30, 1996, the Company estimates an additional $600,000 of inventory theft occurred prior to its being detected. The Company is reviewing its records to ascertain the full extent of the theft and when it began, and will reflect the results of that review in future reports.



     The Company has engaged a private contractor to investigate the thefts and is cooperating with federal, state and local law enforcement authorities to determine the source of the theft.



     The Company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory theft. The Company has not provided for any recovery in its financial statements for the period ending April 30, 1996, since at this time, such recovery cannot be assured.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended report to be executed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 23, 1996



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