Form 10-K405
period 1996-07-31
DRUG GUILD DISTRIBUTORS INC
filed 1996-11-13
CIK 201696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1996
                        Commission File Number 2-96510-NY


                          DRUG GUILD DISTRIBUTORS, INC.
             (Exact name of Registrant as specified in its charter)

           New Jersey                                        11-2269958
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

       350 Meadowland Parkway, Secaucus, New Jersey           07096
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

                                 YES |X|   NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      There is no trading market for either class of the Registrant's voting securities.

As of July 31, 1996 there were outstanding 10,022,667 shares of the Registrant's
     Common Stock and 25,893.44 shares of the Registrant's Preferred Stock.


                    Documents incorporated by reference: None

                               Page 1 of ___ pages
                     The Exhibit Index is located at Page __

                                     PART I

Item 1. Business.

      Drug Guild Distributors, Inc., referred to herein as the "Company" or the "Registrant," is engaged in the business of distributing at wholesale a wide variety of products almost exclusively to drugstores and health and beauty aid stores primarily in the State of New Jersey and the Greater New York City metropolitan area. Approximately 1% of sales are to nursing homes and less than 1/4 of 1% of sales are to employees of the Company. The products distributed can be separated into four groups: (1) legend drugs, which are dispensed to the public only on a doctor's prescription and take the form of pills, tablets and capsules, the ingredients of which are sometimes sold in bulk by the Company;
(2) patent or non-legend drugs, which do not require a prescription and include such items as cough medicines and aspirin; (3) sundries, which include such items as clocks, soaps, deodorants, hairdryers and most other non-pharmaceutical products commonly sold in drugstores; and (4) certain items sold under the Company's private labels, including vitamins, shampoos and cough syrups. The percentage of sales of the four product groups are approximately as follows: legend drugs: 80%; non-legend drugs: 13%; sundries: 5%; and private labels: 2%.

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

      In May 1996, as a result of a physical inventory, the Company discovered a defalcation of approximately $7,400,000. The Company believes that entries in its perpetual inventory and units sold were improper. The Company extrapolated the effects of these entries based on unit costs, units sold and sales dollars. The Company believes that similar inventory defalcations also occurred during prior years and amounted to $5,200,000 and $2,100,000 for the years ended July 31, 1995 and 1994, respectively. Those amounts are included in the cost of sales for those years. The Company's reported inventory values on its fiscal 1995 and 1994 balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported financial condition and net income (loss) for all periods is fairly presented.

      The Company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory defalcation. The Company has not provided for any recovery in its financial statements for the period ended July 31, 1996, since at this time, such recovery cannot be assured.

      The Company has engaged a private contractor to investigate the defalcation and is cooperating with federal, state and local law enforcement authorities to determine the source of the defalcation. The Company has also made changes in personnel and security procedures which it believes will eliminate defalcations in the future. The Company, upon reconciling its physical inventory for the fiscal year ended July 31, 1996, believes that no defalcations occurred from the time of discovery in May 1996 through July 31, 1996.

      The Company sells to approximately 800 customers, most of which are drugstores located in New Jersey and the Greater New York City metropolitan area. The Company has no control over the pricing policies of its customers and it believes that its customers sell over a wide range of prices. There is no requirement that a customer purchase any given portion of its inventory from the Company, but the Company believes that it supplies from 25% to 50% of an average customer's inventory. One customer accounted for 5.8% of the Company's sales. No other customer accounts for more than 5% of the Company's total sales.

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

      Merger with Neuman Distributors, Inc. On September 24, 1996, the Company's Board of Directors approved an agreement for the Company to be merged with Neuman Distributors, Inc., a wholly owned subsidiary of Neuman Health Services, Inc., both New Jersey corporations. On October 25, 1996, a definitive merger agreement was executed by the Company and Neuman to effectuate the merger whereby, if all conditions precedent of the agreement are satisfied, the Company's stockholders would receive 23% of the common stock of Neuman Health Services, Inc. However, the proposed merger is subject to the approval by the Company's shareholders having beneficial ownership of a majority of the issued and outstanding shares of each of the Company's common and preferred stock.

      Neuman is the largest privately-held and the nation's seventh largest wholesale distributor of pharmaceutical and related health and beauty care products. Its customers include independent and chain drug stores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the northeastern United States.

      As a full-service wholesale distributor, Neuman complements its distribution activities by offering a broad range of value-added support services to assist Neuman's customers and suppliers in maintaining and improving their market positions and to strengthen Neuman's role in the channel of distribution. These support services include computerized order entry, and order confirmation systems, customized invoicing, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training. Most customers transmit merchandise orders directly to Neuman's data processing system through computerized order entry devices. Neuman's proprietary software systems feature unique systems specially designed to help its customers order more efficiently, contain costs and monitor their purchases which are covered by group contract purchasing arrangements.

      In addition to its core wholesaling activities, Neuman operates a separate wholesale durable medical equipment subsidiary, Home Health Care of New Jersey, which offers Neuman's customers a full line of home health care products and provides Neuman additional opportunity for growth and profitability. Further, Neuman has an investment in a joint venture with KVM Technologies, a Houston, Texas based company primarily developing the ENVOY automated medication delivery system for hospitals, nursing homes and large pharmaceutical dispensing operations; and MediView, a Glen Rock, New Jersey based company primarily developing the MediView kiosk for retail marketing, couponing and sales enhancement at the retail store level. These investments and joint ventures are part of Neuman's overall strategy of developing diversified products and services to enhance the profitability of its business and that of its customers and suppliers.


      In January 1994, Neuman acquired OCP America/Ketchum ("OCP"), a South Plainfield, New Jersey based drug wholesaler. As a result of the acquisition, Neuman now maintains a network of distribution centers enabling it to routinely service a geographic area in which approximately 40% of the continental United States population resides.

      Neuman completed two acquisitions in the four years prior to the OCP acquisition. Neuman acquired James Wholesale Drug Company, a Rahway, New Jersey based drug wholesaler serving customers located primarily in the state of New Jersey. In January 1993, Neuman acquired H.K. Hineline Company, a Utica, New York based drug wholesaler servicing customers located primarily in northern and central New York state. On May 10, 1996, Neuman completed the acquisition of the assets of Advantage buying cooperative, a purchasing group consisting of approximately 1,000 members in the states of New Jersey, Pennsylvania and New York.

      Employees. The Company employs approximately 312 persons on a full time basis. Approximately 217 are warehouse personnel, 66 are clerical and 29 are executives, salespersons and administration. The warehouse and clerical personnel are covered by a collective bargaining agreement with Local 815, International Brotherhood of Teamsters, which expires on February 15, 1998. There has never been a strike or labor stoppage and the Company believes that its relationship with its employees is excellent.

      Competition. Competition in the wholesale drug and drugstore supply business is intense and the Company competes in its marketing region with a large number of suppliers.

      Financial Consultant On July 6, 1993, the Company entered into an agreement with Joseph B. Churchman, whose address is P.O. Box 648, Rehoboth Beach, Delaware 19971. The Company has engaged Mr. Churchman's services as a pharmaceutical industry and financial consultant to the Company. The agreement may be terminated by either party upon proper notice. Mr. Churchman is paid $1,500.00 per day for services rendered to the Company. His per diem fee is to be deducted from a success fee or finders fee payable to Mr. Churchman in the amount of one-half of one percent (.5%) of the total consideration of a Company "transaction" which results from his efforts. The word transaction as used herein means, in the broadest sense, the acquisition, consolidation, merger, sale, purchase or other union of the Company with another entity.

      On June 18, 1996, the Company's Board of Directors appointed Mr. Churchman as the Chairman of the Company's Management Committee which allows for all operational decisions to be passed upon by Mr. Churchman. It was agreed by the Board of Directors that Mr. Churchman would (i) receive an indemnification agreement; (ii) be added to the Company's existing director and officer liability insurance; and (iii) be compensated at the rate of $200/hour for his services plus out of pocket expenses. This appointment replaces the Company's existing financial consulting arrangement with Mr. Churchman.


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

      The leases are net leases requiring the Company to pay, in addition to the base rental, substantially all real estate taxes, repairs and other charges incident to the ownership of the properties. The real estate taxes paid by the Company on account of the fiscal year ended July 31, 1996, were approximately $180,000.

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

      As of July 31, 1996, there were approximately 398 holders of record of the Company's Common Stock and approximately 39 holders of record of its Preferred Stock. Since 19 Shareholders owned both Common and Preferred Stock, the Company had 418 Shareholders as of that date.

      The Company has never paid a cash dividend and management does not expect to pay cash dividends in the future.

Item 6. Selected Financial Data Income Statement Data:

                                          Years Ended July 31,
                            1996       1995        1994       1993       1992
                            ----       ----        ----       ----       ----
                                           000's omitted (A)
Income Statement Data
Net Sales                501,383    $493,827    $407,969   $387,252  $346,448
Net Income (Loss)         (2,264)       (505)        308      1,707     1,601
Net Income (Loss)
   Attributable to
   Common Stockholders    (2,455)       (796)       (172)     1,316     1,184
Earnings (Loss) Per
   Common Share (B)        (0.24)      (0.08)      (0.01)      0.14      0.13(C)

Balance Sheet Data
Working Capital            7,856      11,381      13,920     13,566    11,630
Total Assets             105,974     113,266     103,669     97,209    93,220
Long-Term Liabilities      1,070       1,124       1,558      2,063     2,358
Preferred Stock            2,589       3,933       5,223      4,802     4,678
Stockholders' Equity      12,619      14,966      15,423     14,720    12,511
Stockholders' Equity
   Per Common Share         1.26        1.49        1.56       1.56      1.37(C)
FIFO Book Value
   Per Share (D)            1.55        2.10        2.27       2.27      2.03(C)
Ratio of Earnings
   to Fixed Charges         0.31        0.89        1.16       1.91      1.87

----------
(A) Except Earnings (Loss) Per Common Share; Stockholder's Equity Per Common Share; FIFO Book Value Per Share and Ratio of Earnings to Fixed Charges.

(B)   See Exhibit 11 to Financial Statements.


(C) Restated to give retroactive effect to stock dividends on Common Stock paid January 1992 and 1993.

(D) Calculated with inventory and tax liabilities based on the first-in, first-out (FIFO) inventory method in connection with the Company's right of first refusal and right of the holders of Preferred Stock to have their stocks redeemed.

The table above is derived from the historical financial statements of the Company set forth elsewhere herein as they relate to the balance sheets at July 31, 1996 and July 31, 1995 and to the statements of operations for the years ended July 31, 1996, 1995 and 1994 and should be read in conjunction with such financial statements, including the notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at July 31, 1996 Compared to Financial Condition at July 31, 1995.

For the year ended July 31, 1996, the Company's Current Assets decreased to $97,552,000 from $104,624,000 and its Current Liabilities decreased to $89,966,000 from $93,242,000. The decreases were attributable to lower inventory offset by higher receivables. The Company's ratio of Current Assets to Current Liabilities remained the same at 1.1:1. The decrease in total Stockholders' Equity to $12,619,000 from $14,967,000 was primarily attributable to the net loss for the year.

The Company has an accounts receivable and inventory financing arrangement with a bank (the "Agreement") under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined in the Agreement.

As of July 31, 1996, there were $56,100,000 of such eligible accounts receivable out of a total of $64,000,000, or 88%, and $34,000,000 of eligible inventory (calculated on FIFO Basis), an amount in excess of 99% of total inventory. Under the Agreement, the maximum amount the Company can borrow on its inventory is $30,000,000; and the maximum combined borrowing limit for accounts receivable and inventory is $80,000,000. These limits are determined by the bank and may be raised or lowered by the bank at its discretion.

Total borrowing upon the line of credit equaled $53,104,000 on July 31, 1996. On such date the interest rate with respect to such financing was the prime interest rate plus 1 1/4% (a total of 9 1/2%).

Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Fiscal Year ended July 31, 1996, compared to fiscal year ended July 31, 1995.

Net sales for the year ended July 31, 1996 increased by 1.5% over fiscal year 1995. The increase was attributable entirely to price increases from manufacturers being passed on to customers. The volume actually decreased approximately 1% of sales.

In May 1996, as a result of a physical inventory, the Company discovered a defalcation of approximately $7,400,000. The Company believes that entries in its perpetual inventory and units sold were improper. The Company extrapolated the effects of these entries based on unit costs, units sold and sales dollars. The Company believes that similar inventory defalcations also occurred during prior years and amounted to $5,200,000 and $2,100,000 for the years ended July 31, 1995 and 1994, respectively. Those amounts are included in the cost of sales for those years. The Company's reported inventory values on its fiscal 1995 and 1994 balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported financial condition and net income (loss) for all periods is fairly presented. The following reflects a reclassified operations statement based on the impact of the inventory defalcation.

--------------------------------------------------------------------------------
                                                    Year Ended July 31,
                                          --------------------------------------
                                            1996          1995           1994
                                          --------------------------------------
                                                      000's omitted
--------------------------------------------------------------------------------
Net Sales                                 $ 501,383     $ 493,827     $ 407,969
--------------------------------------------------------------------------------
Cost of Sales                             $ 468,108     $ 460,150     $ 379,839
--------------------------------------------------------------------------------
Gross Profit                              $  33,275     $  33,677     $  28,130
--------------------------------------------------------------------------------
Operating Expenses                        $  29,682     $  29,068     $  25,561
--------------------------------------------------------------------------------
Income before defalcation                 $   3,593     $   4,609     $   2,569
--------------------------------------------------------------------------------
Inventory defalcation                     $   7,400     $   5,200     $   2,100
--------------------------------------------------------------------------------
Net (loss) before income taxes            $  (3,807)    $    (591)    $    (469)
--------------------------------------------------------------------------------

The Company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory defalcation. The Company has not provided for any recovery in its financial statements for the period ended July 31, 1996, since at this time, such recovery cannot be assured.

The Company has engaged a private contractor to investigate the defalcation and is cooperating with federal, state and local law enforcement authorities to determine the source of the defalcation. The Company has also made changes in personnel and security procedures which it believes will eliminate defalcations in the future. The Company, upon reconciling its physical inventory for the fiscal year ended July 31, 1996, believes that no defalcations occurred from the time of discovery in May 1996 through July 31, 1996.

Gross profit continues to decrease as a result of competitive pressures and a lower profit on forward buying of pharmaceuticals. A liquidation of LIFO inventory layers, which were carried at lower costs as compared to current costs, had the effect of increasing net income by approximately $679,000 for the year ended July 31, 1996. Had inventories been valued using the first-in, first-out method, they would have been greater by approximately $4,763,000 at July 31, 1996 and $10,087,000 at July 31, 1995.

Total expenses for fiscal 1996 increased by 2.1% over such expenses for fiscal 1995. Operating expenses for fiscal 1996, excluding interest expense, increased by 2% over those for fiscal 1995. The increased operating expenses were caused by higher paper costs for data processing and professional fees in connection with a proposed merger of the Company.

The effect of the foregoing factors was that the Company had an increased loss before taxes of 557%.

Fiscal Year ended July 31, 1995, compared to fiscal year ended July 31, 1994.

Net sales for the year ended July 31, 1995 increased by 21% over fiscal 1994. The increase was attributable to both an increase in sales volume (approximately 75% of the 21% increase) and an increase in pharmaceutical prices (approximately 25% of the 21% increase).

Gross profit for the year (as restated in the table on page 10 of this Form 10-K) increased by 19.7% over the gross profit for fiscal 1994 (as restated for inventory defalcation) as a result of the increased sales; however, gross profit as a percentage of net sales decreased 0.1% from 6.9% to 6.8%, as a result of competitive pressures and a lower profit on forward buying of pharmaceuticals.

Total expenses for fiscal 1995 increased by 13.7% over such expenses for fiscal 1994. Operating expenses for fiscal 1995, excluding interest expense, increased by 4.1% over those for fiscal 1994. The increased operating expenses were caused by higher warehouse labor costs. This was due to higher volume and increased wages as a result of premium pay for changing to a night shift. Interest costs were higher because of higher inventory and receivables necessary to support higher volume as well as higher interest rates.


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

Gross profit for fiscal 1994 (as restated in the table on page 10 of this Form 10-K) decreased by 4.2% from the gross profit for fiscal 1993 (as restated for inventory defalcation). Gross profit as a percentage of net sales decreased from 7.6% to 6.9% as a result of competitive pressures and a lower profit on forward buying of pharmaceuticals due to smaller price increases.

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

Liquidity and Capital Resources. The Company believes that based upon its current bank agreement it has sufficient liquidity and capital to support future growth.

Item 8. Financial Statements and Supplementary Data.

See the index constituting a part of Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      (a) On July 2, 1996, the Executive Committee of Drug Guild Distributors, Inc. (the "Company") decided to end the engagement of Anchin, Block & Anchin LLP as the independent auditors of the Company as a result of concerns that the independence of Anchin, Block & Anchin LLP might be deemed to be impaired by the Company's investigation of recently discovered defalcations of inventory of the

Company.

      The independent auditors' reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      The Company believes, and has been advised by Anchin, Block & Anchin LLP that it concurs in such belief, that during the fiscal years ended July 31, 1994 and July 31, 1995, and from that date to the date of termination of the services of Anchin, Block & Anchin LLP, the Company and Anchin, Block & Anchin LLP did not have any disagreement on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      (b) On July 11, 1996, the Company engaged Richard A. Eisner & Company, LLP as its independent auditors to audit the Company's financial statements for the fiscal year ended July 31, 1996.

      (c) This Form 10-K is being filed without reissuing a manually signed report from the Company's prior accountant for the Company's fiscal years' ending July 31, 1995 and July 31, 1994. The most recent filing under the Securities Exchange Act of 1934 (the "Exchange Act") for the aforesaid report is the Form 10-K Report for fiscal year ended July 31, 1995.

      The prior accountants, Anchin Block & Anchin LLP, have refused to provide such reissued manually signed report due to their concern that they have lost their independence as auditors because of potential claims against Anchin Block & Anchin LLP by the Company as a result of the inventory defalcations discovered in May of 1996 (discussed elsewhere in this report) and which relate to each of the three fiscal years of the Company ended July 31, 1996.

      There can be no assurance that Anchin Block & Anchin would issue the report in its original form and without qualification if the aforesaid concern regarding their independence was resolved.

      The Company has inquired of Anchin Block & Anchin LLP whether investors should be advised that the previously issued report has been withdrawn and cannot be relied upon. Anchin Block & Anchin LLP has responded that the report should not be withdrawn.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The officers of the Company during the fiscal year ended July 31, 1996 were:

      Name                  Age          Position
      ----                  ---          --------
      Alfred Hertel         67           Chairman of the Board
      Roman Englander       67           President and Chief Executive Officer
      Alan Glenn            66           Senior Vice President and Chief
                                         Operating Officer and President
      Gary Merten           46           Vice President - Data Processing
      Mark Englander        40           Vice President
      Norman Genzer         54           Vice President
      Jay Reba              55           Vice President - Finance
      Martin Shapiro        65           Secretary - Treasurer

The Company's officers hold office until the next annual meeting of the Company's Board of Directors and until their respective successors are elected.

      For more than the previous five years, Mr. Hertel has been an officer and a principal shareholder of Oakland Drug Inc., located in Oakland, New Jersey.

      Mr. Roman Englander has been employed by the Company since 1949. He has functioned as the chief executive of the Company since 1970 and has been President since 1973. Mr. Englander is the father of Mark Englander. Mr. Englander's term as director expires in 1998. Mr. Englander retired as president and chief executive of the Company on December 31, 1995.

      Mr. Glenn was appointed President of the Company in March 1996. He became a Vice President in 1973; Senior Vice President in 1980; and Chief Operating Officer in 1995. Prior thereto and for more than 25 years, he was a principal of Ritz Drugstores, which operates in New Jersey. Mr. Glenn retired as President of the Company on August 31, 1996.

      Mr. Merten has been employed by the Company since 1978 in the data processing area and has been a Vice President since October, 1981. Mr. Merten resigned from the Company on February 13, 1996.

      Mr. Mark Englander has been employed by the Company since 1979. He has been a Vice President since 1986. He is the son of Roman Englander.

      Mr. Genzer has been employed by the Company since 1982. He has been a Vice President since 1986.

      Mr. Reba has been employed by the Company since 1987. From August of 1987 to December of 1991 he was employed as Controller. He has been Vice President - Finance since December, 1991.

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

      The following table sets forth the names of the directors of the Company and, as to each director, the year in which each began as director and the number and percentage of outstanding shares of Common Stock and Preferred Stock of the Company owned by him. The table also contains information as to the ownership of such Common Stock and Preferred Stock by the officers of the Company who own such securities and by all officers and directors as a group.

                                    Common Stock           Preferred Stock
                                    of the Company         of the Company
                                    Owned Beneficially     Owned Beneficially
                                    at July 31, 1996(2)    at July 31, 1996
                                    -------------------    ----------------
                          Director   Number     Percent     Number     Percent
Name                       Since    of Shares   of Class   of Shares   of Class
----                       -----    ---------   --------   ---------   --------
Harold Blumenkrantz (1)    1981       36,685        .37       975.92      3.77
Marco Cutinello            1992         --         --           --        --
Louis Del Rosso            1986       30,791        .31         --        --
Herbert Dudak              1986       96,578        .96       298.10      1.11
Harold Eckstein            1983      217,563       2.17         --        --
Paul Emanuel               1985       24,480        .24         --        --
Roman Englander            1976      339,851       3.39         --        --
Hal Epstein                1987       46,008        .46         --        --
Peter Esposito             1991       13,242        .13         --        --
Sidney Falow               1979       24,740        .25         --        --
Sanford Fishman            1976       93,705        .93
Herbert Gordon             1995      123,403       1.23         --        --
Gerald Ginsberg            1978      222,346       2.21         --        --
George Grumet              1988       47,935        .48     2,321.10      8.96
Alfred Hertel (1)          1976      113,358       1.13         --        --
Steven J. Kabakoff         1989       50,999        .51         --        --
Michael Katz               1976      101,196       1.01         --        --
Jay Kessler                1986      112,231       1.12         --        --

Gerald Koblin              1995       43,997        .44         --        --
Jerry Koizim               1988       23,398        .23         --        --
Anthony Kranjac            1992       58,820        .59         --        --
Ely Krellenstein           1976      206,323       2.06         --        --
John Lynch (1)             1976      289,162       2.88         --        --
George Manolakis           1983      108,456       1.08         --        --
Boris Mantell              1991       45,026        .45         --        --
Richard Rostholder         1988      334,394       3.34         --        --
Bipinchandra Shah          1987      137,790       1.37        669.6      2.59
Murray Shapiro             1976       27,891        .28         --        --
Howard Sternheim (1)       1976      661,946       6.60         --        --

(Table continued)
                                     Common Stock           Preferred Stock
                                     of the Company         of the Company
                                     Owned Beneficially     Owned Beneficially
                                     at July 31, 1996(2)    at July 31, 1996
                                     -------------------    ----------------
                         Director    Number      Percent     Number     Percent
Name                      Since     of Shares    of Class   of Shares   of Class
----                      -----     ---------    --------   ---------   --------

Alan Traster               1989      124 ,576      1.24         --         --
Ernest Wyre(1)             1976       149,669      1.49         --         --

Total of All
Officers and Directors
as a group (37 persons)             3,987,049     39.76      4,255.7      16.43

    The following table sets forth the names of the directors of the Company who have subscribed for but have not purchased shares of Common Stock of the Company. The table also contains information as to outstanding subscriptions for all officers and directors as a group.

                            Shares of Common Stock        Shares of Common Stock
                       Subscribed for but Unissued    to be Issued Within 60-day
                                             as of              period following
Name                              July 31, 1996(2)                 July 31, 1996
----                              ----------------                 -------------

Hal Epstein                                 10,452                           581
Anthony Kranjac                              5,226                         1,161
Richard Rostholder                           7,742                           774
Bipinchandra Shah                           24,774                         3,097
Murray Shapiro                               7,161                           387
Howard Sternheim (1)                       101,032                         5,613
Alan Traster                                64,452                         6,968

Total   of All Officers and

Directors as  a  group
(37 persons)                               220,839                        18,581

----------
(1)   Member of the Executive Committee of the Board of Directors.

(2) Includes shares of Common Stock to be issued within the 60 day period following July 31, 1996. Upon the payment of amounts due on the monthly subscriptions, "Shares of Common Stock Subscribed for but Unissued" column will be reduced by the shares issued.

      Terms Expiring in 1999

      Mr. Blumenkrantz, age 58, has been a principal of West End Family Pharmacy, Inc., Long Branch, New Jersey since 1962. Mr. Falow, age 65, has for more than the past five years been owner of Weber's Pharmacy in Brooklyn, New York. Mr. Kabakoff, age 49, has for more than the past five years been a director, Vice President and Secretary of Kasbil Corporation, Bronx, New York, which does business as Sol's Health & Beauty. Mr. Kabakoff has also been a director of Bronx Frontier, Inc., Bronx, New York, since 1988 and was a director and secretary of Best Alarm Company, Bronx, New York, from 1989 to 1991. Mr. Katz, age 57, who was a principal of Katz Drug, Brooklyn, New York for more than five years preceding 1994, is now retired. Mr. Kranjac, age 58, has been a principal of Medical Pharmacy, Queens, New York, for more than the past five years. Mr. Lynch, age 54, has been a principal of Bach's Drug Store, Hackettstown, New Jersey since 1962. Mr. Manolakis, age 61, has for more than the past five years been the owner of Oakhurst Pharmacy of Oakhurst, New Jersey, and since 1992, the Westpark Pharmacy. Mr. Rostholder, age 42 has for more than five years been a principal of Franhill Drugs, Inc., Hollis, New York. Mr. Shapiro, age 57, was a principal of Core Software Solutions, Inc. from April, 1991 to March, 1992, was a principal of S & A Pharmacy, Bronx, New York, from prior to five years ago until September 1990, and has been employed as general manager of Zitomer Pharmacy, Inc. from March, 1992 to the present. Mr. Traster, age 47, has for more than the five years been President, Chief Operating Officer and a director of 17 Wanaque Corp. Saxon West, Inc. and Pompton Nursing Home Suppliers, Inc., all with a principal address at Pompton Lakes, New Jersey.

      Terms Expiring in 1998

      Mr. Cutinello, age 63, has been a principal of Rita Pharmacy, Roselle, New Jersey for more than five years. Mr. Del Rosso, age 51, has been a principal of Investra Pharmacy, Summit, New Jersey, for more than five years. Mr. Dudak, age 64, has been a principal of Codumel Pharmacy, Brooklyn, New York, for more than five years. Mr. Englander, age 67, who was President and Chief Executive Officer of the Company for more than the past five years, is now retired. Mr. Fishman, age 61, has been a principal of Fishman's Bond Drugs, Inc. of Jersey City, New Jersey, for more than five years. Mr. Grumet, age 54, has been for more than five years the owner of Thrifty Drug, Piscataway, New Jersey, and a principal of Keansburg Drugs, Keansburg, New Jersey. Mr. Hertel, age 67, has, since prior to

1967, been a principal of Brittany Chemists, Inc. in New York City and Oakland Drugs, Oakland, New Jersey. Mr. Mantell, age 50, for more than five years, has been President of Globe Drug Corp. d/b/a Claremont Chemists, New York, New York, served as Secretary of Magle Drug Corp., d/b/a Perry Drugs, Brooklyn, New York from 1987 to 1992, has, since 1988, been Vice President of Brothers Drug Corp., d/b/a Variety Drugs, Jamaica, New York and has, since 1990, been President of First Elm Drug Corp., d/b/a Elm Drugs, New York, New York. Mr. Sternheim, age 64, has, for more than the past five years been President and principal shareholder of Vanderveer Pharmacy, Inc. in Brooklyn, New York and twenty-one
(21) other drug stores and one (1) variety store in the New York City area. Mr. Wyre, age 72, who was a principal of Lenox Terrace Drug Store, Inc. in Brooklyn, New York, for more than five years preceding 1987, is now a private investor.

      Terms Expiring in 1997

      Mr. Eckstein, age 65, has been the owner of Leff Drugs, Bronx, New York for more than the past five years. Mr. Emanuel, age 70 has been the owner of Town and Country Pharmacy, Inc., Ridgewood, New Jersey, for more than five years. Mr. Epstein, age 46, has for more than five years been a principal in Thriftway Staten Island Drug Corp., Staten Island, New York, Thriftway Cross County Drug Corp., Yonkers, New York, Thriftway Lawrence Drug Corp., Lawrence, New York and since November, 1991, in four additional Thriftway stores including the Thriftway Concourse Drug Corp., Bronx, New York. Mr. Esposito, age 50, has for more than the past five years been the President and owner of E&W Drug Corp., Edison, New Jersey, E&W of Union, Inc., Union, New Jersey and has been President and an owner of E&M Pharmacies, Inc., New Brunswick, New Jersey. All three corporations are doing business as Metro Drugs. Mr. Ginsberg, age 68, has for more than five years been President of C. O. Bigelow Chemists, Inc., and C.O. Bigelow of Roosevelt, Inc. in New York City. Mr. Gordon, age 62, has been a principal of Webster Drug and Cosmetic Corp., Bronx, New York for more than five years. Mr. Kessler, age 58, has been a principal of Ark Drugs, Brooklyn, New York for more than five years. Mr. Koblin, age 59, has been a principal of Koblin Pharmaceuticals, Inc., Nyack, New York for more than five years. Mr. Koizim, age 69, has been a principal of Drug Fair, Kearny, New Jersey, for more than five years. Mr. Krellenstein, age 68, was a principal of Oval Drug Co., Bronx, New York, between 1989 and 1991; he has since retired. Mr. Shah, age 52, has been President of V and B Drug Corp., Bronx, New York for more than five years.

Item 11. Executive Compensation.

      Summary Compensation Table

      The following table sets forth, for the fiscal years ended July 31, 1996, 1995 and 1994, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                                  Annual Compensation
                        ----------------------------------------
                                                          Other
Name                                                      Annual     All Other
and Principal                                             Compen-     Compen-
Position                Year        Salary        Bonus   sation      sation(1)
--------------------------------------------------------------------------------
Roman Englander         1996     $272,198.00        --      --      $10,327.00
 President and          1995     $526,400.00        --      --      $10,320.00
 CEO(2)                 1994     $448,716.00        --      --      $ 9,007.00

Alan Glenn              1996     $202,800.00        --      --      $ 3,064.00
  Senior Vice           1995     $202,800.00        --      --      $ 2,870.00
  President, COO        1994     $202,000.00        --      --      $ 6,309.00
  and President(3)

Gary Merten             1996     $ 88,500.00        --      --            --
  Vice President        1995     $125,800.00        --      --            --
  Date Processing(4)    1994     $126,100.00        --      --            --

Jay Reba                1996     $107,600.00        --      --            --
Vice President          1995     $107,600.00        --      --            --
  Finance               1994     $106,900.00        --      --            --

Mark Englander          1996     $106,000.00        --      --            --
  Vice President        1995     $105,500.00        --      --            --
                        1994     $105,300.00        --      --            --

Norman Genzer           1996     $105,500.00
  Vice President        1995     $108,000.00        --      --            --
                        1994     $105,300.00        --      --            --

All Executive Officers
as a Group  (8 persons)          $953,198.00        --      --      $13,391.00

----------
      (1) Value of insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance for the benefit of the named executive officer.

      (2) Retired effective December 31, 1995.

      (3) Appointed President of the Company in March 1996. Retired from the Company effective August 31, 1996.

      (4) Resigned from the Company on February 13, 1996.

      Mr. Englander entered into a Resignation Agreement with the Company dated December 5, 1995 which, among other things (i) accepts the resignation of Mr. Englander as President and Chief Executive Officer effective December 31, 1995;
(ii) employs Mr. Englander as a consultant to the Company from January 1, 1996 through September 30, 1996; and (iii) ratifies and confirms a Deferred Compensation provision of an Employment Agreement between the Company and Mr. Englander dated as of October 1, 1993 whereby the Company shall pay Englander, commencing upon the earlier of Englander's attaining age 65 or the date of termination of his employment, additional compensation payable in one hundred twenty (120) equal monthly installments of Eight Thousand Three Hundred Thirty-Three Dollars and Thirty-Four Cents ($8,333.34) each. See also Note F of "Notes to the Financial Statements."

      None of the directors or members of the Executive Committee, except Mr. Englander, receives any direct remuneration from the Company, but the Company pays the premium for term life insurance policies covering most of them with the benefits of $100,000 each payable to their designees. The aggregate annual premium for these policies is approximately $49,000.

      Although most of the directors are affiliated with certain customers of the Company, all transactions between such customers and the Company are in its normal course of business and these customers by virtue of being affiliated with directors receive no preferences as to price or other terms and conditions at which they buy products from the Company.

      The Company has a non-contributory, defined benefit pension plan for non-union employees, including its officer-employees, to which it contributed, with respect to such officer-employees, an aggregate of approximately $105,600 for the fiscal year ended July 31, 1996. See Note F of "Notes to the Financial Statements." Under the plan, participating employees upon reaching age 65 after 5 years of plan membership are entitled to annual retirement benefits in accordance with the following formula: (a) 30% (reduced by 3/4% for each year or part thereof less than 40 years employed by the Company) of average yearly compensation during the five consecutive years of the last ten years during which the employee received the highest compensation ("Yearly Base Compensation") plus (b) 18.72% of the excess of Yearly Base Compensation over 1992 Social Security covered compensation, such 18.72% reduced by .65% for each year under 32 years employed by the Company. The plan provides for related benefits in the event of death, disability or early retirement. An employee's interest in the plan becomes fully vested in increments over his first five years of membership in the plan.

                  Defined Benefit or Actuarial Plan Disclosure

                                    Years of Service
Remuneration       15          20          25           30          35
-------------------------------------------------------------------------------

$100,000           $18,000     $24,000     $30,000      $36,000     $42,000

$125,000           $23,000     $30,000     $38,000      $45,000     $53,000
$150,000 +         $28,000     $37,000     $46,000      $54,000     $60,000

      The estimated credit years of service for each of the executive officers named in the "Summary Compensation Table" as of January 1, 1996, are as follows:

      Name                                 Estimated Credited Years
      ----                                 ------------------------

      Roman Englander                                46
      Alan Glenn                                     21
      Gary Merten                                    17
      Jay Reba                                        8
      Mark Englander                                 15
      Norman Genzer                                  10

      The form of the pension plan is a life annuity with 10 years guaranteed. There is no deduction for Social Security or other offset amounts.

      The Board of Directors of the Company unanimously agreed at a meeting of the Board of Directors to freeze the Company's contribution to the pension plan as of June 28, 1996.

      The Company also has a profit-sharing plan, including a 401(k), for non-union employees, including its officer-employees, which requires no fixed or minimum contribution. There was no contribution to the profit-sharing plan for the fiscal years ended July 31, 1996 and 1995. Under the plan, contributions by the Company are allocated among the accounts of participating employees in proportion to their respective compensations, as defined. Upon retirement, death or disability, participating employees are entitled to the value of their accounts as provided in the plan. An employee's interest in the plan becomes vested in increments over the first five years of his membership.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      To the knowledge of the Company, no person owns beneficially or of record more than 5% of any class of the Company's voting securities except for:

   (1)                 (2)                           (3)                  (4)
Title of        Name and Address         Amount of Shares and Nature    Percent
 Class         of beneficial owner         of Beneficial Ownership      of Class
--------       -------------------         -----------------------      --------

Preferred    John Hoover                           2,065.9               7.98%

Stock        714 North Market Street
             Cortez, Co  81321

             Maurice Malin                         2,166.1               8.37%
             45 Hall Place
             Tappan, New York  10983

             George Grumet                         2,321.1               8.96%
             17 Phillips Road
             Edison, New Jersey  08816

Common       Howard Sternheim                      661,946               6.60%
Stock        1020 Park Avenue
             New York, NY  10028

Item 13. Certain Relationships and Related Transactions.

      None

Item 14. Exhibits, Financial Statements, Financial Statement
         Schedules and Reports on Form 8-K

      (a)(1) Financial Statements.

      The following are filed with this report:

      i)    Independent Auditor's Report.

      ii)   Balance Sheets at July 31, 1996 and 1995.

      iii) Statements of Operations for the years ended July 31, 1996, 1995 and 1994.

      iv) Statements of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994.

      v) Statements of Cash Flow for the years ended July 31, 1996, 1995 and 1994.

      vi)   Notes to the Financial Statements.

      (a)(2) Financial Statement Schedules:

      i)    Schedules II - Valuation and Qualifying Accounts

      (a)(3) Exhibits.

            The following exhibits are filed as part of this report:


                                                                    Page No. In
                                                                    Sequential
Exhibit                                                             Numbering
Number                                                              System
-------                                                             -----------

3(a)        Certificate of Incorporation of the Registrant, filed
            July 22, 1976 and Amendments to Certificate of
            Incorporation [3(a)](6)

(b)         Registrant's By-laws and Amendments thereto [3(b)](6)

(c) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation [3(c)](7)

(d)         Amendment to By-Laws

4(a)        Common Stock Subscription Agreement (9)

4(b)        Preferred Stock Subscription Agreement (9)

(c)         Old Common Stock Subscription Agreement [4(a)](4)

(d)         Special Common Stock Subscription Agreement [4(b)](4)

(e) Special Common Stock Subscription Agreement Modified as of January 15, 1988 [4(c)](5)

(f)         Variable Rate Promissory Note Subscription Agreement
            [4(c)](4)

(g)         Form of Variable Rate Promissory Note [4(d)](1)

(h)         Form of Old Common Stock Certificate [4(e)](3)

                                                                    Page No. In
                                                                    Sequential
Exhibit                                                             Numbering
Number                                                              System
-------                                                             -----------

(i)         Form of Special Common Stock Certificate [4(f)](3)

(j) Special Common Stock Subscription Agreement modified as of June, 1989 [4(h)](6)

(k)         Form of Common Stock Certificate [4(k)](8)

(1)         Form of Preferred Stock Certificate [4(l)](8)


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

(b) Employment Agreement, dated as of December 19, 1985, between the Registrant and Roman Englander [5(b)](5)

(c)         Pension Plan Restated as of January 1, 1978 [10(c)](3)

(d)         Profit Sharing Plan [10(d)](3)

(e)         Amendment, dated as of February 23, 1989, to Accounts
            Financing Agreement dated March 24, 1980, as amended, between the Registrant and Bankers Trust Company
            [10(e)](7)

(f)         Lease, dated December 15, 1989, between the
            Registrant and Hartz Mountain Industries, Inc.
            [10(f)](7)

                                                                    Page No. In
                                                                    Sequential
Exhibit                                                             Numbering
Number                                                              System
-------                                                             -----------

10(g)       Documents Further Amending Accounts Financing
            Agreement, dated March 24, 1980, as amended, between Registrant and Bankers Trust Company (10)

(h)         Sublease, dated June 10, 1992 between Hoogovens
            Aluminum Corporation, Sublessor, and Drug Guild
            Distributors, Inc., Sublessee, and related documents
            (11)

(i)         Employment Agreement dated as of October 1, 1993
            between the Registrant and Roman Englander (12)

(j) Agreement dated July 6, 1993 between the Registrant and Joseph B. Churchman (12)


(k)         Amended and Restated Drug Guild Distributors, Inc.
            Profit Sharing Plan and Trust effective August 1,
            1989 and the Amendment thereto dated 9/1/94

(l)         Amended and Restated Drug Guild Distributors, Inc.
            Pension Plan effective January 1, 1989 and the
            Amendment thereto dated 9/1/94

(m)         Resignation Agreement between the Company and Roman
            Englander dated December 5, 1996.

(n)         Indemnification Agreement between the Company and
            Joseph B. Churchman dated June 18, 1996.

(o)         Agreement and Plan of Merger by and among the Company
            Neuman Distributors, Inc. and Neuman Health Services,
            Inc. dated as of October 25, 1996.

11          Computations of Earnings per Share

12(a)       Statement or Computation of ratios (13)

----------

(1) Incorporated by reference to the specified exhibit constituting a part of the Company's Notification on Form 1-A (File No. 24 NY-8317)

(2) Incorporated by reference to the specified exhibit constituting a part of the Company's Notification on Form 1-A (File No. 24 NY-8303)

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

(13)  Filed herewith.

      (b)Reports on Form 8-K

      A Form 8-K was filed with the Securities and Exchange Commission ("SEC") on August 9, 1996 and thereafter amended by a Form 8-K/A filed with the SEC on August 23, 1996 719-3

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on November 8, 1996.


                               DRUG  GUILD  DISTRIBUTORS,   INC.


                        By:    /s/ Alfred W. Hertel
                               -------------------------------------------------
                               Alfred Hertel, Chairman of the Board of Directors


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                          Date
---------                       -----                          ----


/s/ Jay Reba                    Vice President, Principal      November 8, 1996
---------------------------     Financial and
Jay Reba                        Accounting Officer


/s/ Harold Blumenkrantz         Director                       November 8, 1996
---------------------------
Harold Blumenkrantz


___________________________     Director                       November 8, 1996
Marco N. Cutinello


/s/ Louis J. DelRosso           Director                       November 8, 1996
---------------------------
Louis J. Del Rosso

Signature                            Title                 Date
---------                            -----                 ----


/s/ Herbert Dudak                    Director              November 8, 1996

---------------------------
Herbert Dudak


/s/ Harold Eckstein                  Director              November 8, 1996
---------------------------
Harold Eckstein


/s/ Paul Emanuel                     Director              November 8, 1996
---------------------------
Paul Emanuel


/s/ Roman Englander                  Director              November 8, 1996
---------------------------
Roman Englander


___________________________          Director              November 8, 1996
Hal Epstein


/s/ Peter Esposito                   Director              November 8, 1996
---------------------------
Peter Esposito


/s/ Sidney Falow                     Director              November 8, 1996
---------------------------
Sidney Falow


/s/ Sanford Fishman                  Director              November 8, 1996
---------------------------
Sanford Fishman

Signature                            Title                   Date
---------                            -----                   ----


___________________________          Director                November 8, 1996
Gerald Ginsberg


/s/ Herbert Gordon                   Director                November 8, 1996
---------------------------
Herbert Gordon



/s/ George Grumet                    Director                November 8, 1996
---------------------------
George Grumet


/s/ Alfred W. Hertel                 Director                November 8, 1996
---------------------------
Alfred Hertel


/s/ Steven J. Kabakoff               Director                November 8, 1996
---------------------------
Steven J. Kabakoff


___________________________          Director                November 8, 1996
Michael Katz


/s/ Jay Kessler                      Director                November 8, 1996
---------------------------
Jay Kessler


/s/ Jerry Koblin                     Director                November 8, 1996
---------------------------
Jerry Koblin

Signature                            Title                   Date
---------                            -----                   ----


____________________________         Director                November 8, 1996
Jerry Koizim


____________________________         Director                November 8, 1996
Anthony Kranjac


____________________________         Director                November 8, 1996
Ely Krellenstein


____________________________         Director                November 8, 1996
John Lynch



/s/ George Manolakis                 Director                November 8, 1996
---------------------------
George Manolakis


/s/ Boris Mantel                     Director                November 8, 1996
---------------------------
Boris Mantel


___________________________          Director                November 8, 1996
Richard Rostholder


/s/ Bipinchandra Shah                Director                November 8, 1996
---------------------------
Bipinchandra Shah

Signature                            Title                  Date
---------                            -----                  ----


/s/ Murray Shapiro                   Director               November 8, 1996
---------------------------
Murray Shapiro


/s/ Howard Sternheim                 Director               November 8, 1996
---------------------------
Howard Sternheim


___________________________          Director               November 8, 1996
Alan D. Traster


___________________________          Director               November 8, 1996
Ernest Wyre

                          DRUG GUILD DISTRIBUTORS INC.

                   EARNINGS TO FIXED CHARGES (S-K Item 503(d))


                               Year Ended July 31


                              1996            1995            1994
--------------------------------------------------------------------------------

             (000's omitted except Ratio-Earnings to Fixed Charges)

Pretax Income               $(3,807)        $  (591)        $  (469)

Interest Expense            $ 5,494         $ 5,327         $ 2,915

     Total                  $ 1,687         $ 4,736         $ 3,384

Interest Expense            $ 5,494         $ 5,327         $ 2,915

Ratio-Earnings to
Fixed Charges                  0.31            0.89            1.16


Pro Forma Calculations under Regulation S-K Item 503(d)9 are not required because the contemplated preferred stock dividends are payable in stock instead of cash.

                          DRUG GUILD DISTRIBUTORS, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART II ITEM 8:

   REPORT OF INDEPENDENT AUDITORS                                          F-2

   BALANCE SHEETS AS AT JULY 31, 1996
   AND JULY 31, 1995                                                       F-3

   STATEMENTS OF OPERATIONS FOR THE YEARS
   ENDED JULY 31, 1996, JULY 31, 1995 AND
   JULY 31, 1994                                                           F-4

   STATEMENTS OF STOCKHOLDERS' EQUITY FOR
   THE YEARS ENDED JULY 31, 1996, JULY 31,
   1995 AND JULY 31, 1994                                                  F-5

   STATEMENTS OF CASH FLOWS FOR THE YEARS
   ENDED JULY 31, 1996, JULY 31, 1995
   AND JULY 31, 1994                                                       F-6

   NOTES TO FINANCIAL STATEMENTS                                           F-7

PART IV ITEM 14:

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED JULY 31, 1996, JULY 31, 1995
   AND JULY 31, 1994                                                       F-19

   EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE                          F-20

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Drug Guild Distributors, Inc.
Secaucus, New Jersey

     We have audited the accompanying balance sheet of Drug Guild Distributors, Inc. as at July 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Drug Guild Distributors, Inc. at July 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

      As described in Note O, during 1996 the Company discovered an inventory defalcation affecting 1996 and prior years. Management estimates the loss for 1996 to be approximately $7,400,000.

     The audit above includes Schedule II, for the year ended July 31, 1996. In our opinion, the schedule referred to above presents fairly the information set forth therein in conformity with the applicable accounting regulation of the Securities and Exchange Commission.



New York, New York
October 14, 1996

                          DRUG GUILD DISTRIBUTORS, INC.

                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                           July 31,
                                                                    ---------------------
                                   ASSETS                             1996        1995
                                                                    ---------   ---------
Current assets:
   Cash ..........................................................  $     200   $   2,023
   Trade receivables - stockholders ..............................     27,913      26,536
   Trade receivables - nonstockholders ...........................     39,361      36,713
   Allowance for doubtful accounts ...............................     (1,203)     (1,123)
   Merchandise inventory .........................................     29,440      38,896
   Deferred income tax benefit ...................................                    788
   Tax refund receivable .........................................      1,036
   Prepaid expenses and other current assets .....................        805         791
                                                                    ---------   ---------
          Total current assets ...................................     97,552     104,624
                                                                    ---------   ---------
Property and equipment, net ......................................      3,331       3,341
                                                                    ---------   ---------
Other assets:
   Trade receivables, noncurrent portion - stockholders ..........      1,593       2,161
   Trade receivables, noncurrent portion - nonstockholders .......      2,288       2,914
   Allowance for doubtful accounts ...............................       (438)       (460)
   Deferred income tax benefit ...................................      1,426         246
   Other assets ..................................................        222         440
                                                                    ---------   ---------
          Total other assets .....................................      5,091       5,301
                                                                    ---------   ---------

          T O T A L ..............................................  $ 105,974   $ 113,266
                                                                    =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loans payable - bank ..........................................  $  53,104   $  53,175
   Notes and loans payable .......................................        527         772
   Accounts payable ..............................................     34,590      37,463
   Accrued expenses and taxes ....................................      1,475       1,832
                                                                    ---------   ---------
          Total current liabilities ..............................     89,696      93,242
                                                                    ---------   ---------
Long-term liabilities:
   Notes payable .................................................        237         501
   Deferred rent payable .........................................        263

   Deferred compensation payable .................................        570         623
                                                                    ---------   ---------
          Total long-term liabilities ............................      1,070       1,124
                                                                    ---------   ---------
          Total liabilities ......................................     90,766      94,366
                                                                    ---------   ---------
Redeemable preferred stock:
   Authorized 250,000 shares, $100 par value; issued and
     outstanding - 26,000 and 39,000 shares ......................      2,589       3,933
                                                                    ---------   ---------
Stockholders' equity:
   Common stock, authorized 25,000,000 shares, $1 par value;
     issued and outstanding - 10,023,000 and
     10,000,000 shares ...........................................     10,023      10,000
   Subscribed and unissued - 412,000 and 425,000 shares ..........        412         425
   Additional paid-in capital ....................................      3,628       3,792
   Retained earnings .............................................       (805)      1,650
                                                                    ---------   ---------
          Total before subscriptions receivable ..................     13,258      15,867

   Less subscriptions receivable .................................        639         900
                                                                    ---------   ---------
          Total stockholders' equity .............................     12,619      14,967
                                                                    ---------   ---------

          T O T A L ..............................................  $ 105,974   $ 113,266
                                                                    =========   =========

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DRUG GUILD DISTRIBUTORS, INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                 Year Ended July 31,
                                          ---------------------------------
                                            1996        1995        1994
                                          ---------   ---------   ---------
Net sales:
   Stockholders ........................  $ 209,428   $ 206,271   $ 199,905
   Nonstockholders .....................    291,955     287,556     208,064
                                          ---------   ---------   ---------
          Total net sales ..............    501,383     493,827     407,969

Cost of sales ..........................    468,108     465,350     381,939
Estimated loss on defalcation (Note O)        7,400
                                          ---------   ---------   ---------

Gross profit ...........................     25,875      28,477      26,030
                                          ---------   ---------   ---------

Operating expenses:
   Warehouse ...........................      8,886       8,822       8,036
   Shipping and delivery ...............      5,674       5,783       5,709
   Selling, general and administrative       10,229       9,682       9,592
   Interest expense ....................      5,494       5,327       2,915
   Interest (income) ...................       (601)       (546)       (691)
                                          ---------   ---------   ---------

          Total operating expenses .....     29,682      29,068      25,561
                                          ---------   ---------   ---------

Income (loss) before income taxes ......     (3,807)       (591)        469
                                          ---------   ---------   ---------

Provision (benefit) for income taxes:
   Current .............................     (1,151)        (94)        305
   Deferred ............................       (392)          8        (144)
                                          ---------   ---------   ---------

          T o t a l ....................     (1,543)        (86)        161
                                          ---------   ---------   ---------


NET INCOME (LOSS)  .....................     (2,264)       (505)        308

Less:
   Stock dividend on special common
     stock .............................                                 67
   Stock dividend on preferred stock ...        191         291         413
                                          ---------   ---------   ---------



NET (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS ........................  $  (2,455)  $    (796)  $    (172)
                                          =========   =========   =========


(LOSS) PER COMMON SHARE ................  $   (0.24)  $   (0.08)  $   (0.01)
                                          =========   =========   =========

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DRUG GUILD DISTRIBUTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                           Common Stock $1 Par Value
                                                                     ------------------------------------
                                                                         Issued and        Subscribed and
                                                                        Outstanding           Unissued       Additional
                                                                     -----------------    ----------------    Paid-in     Retained
                                                                     Shares     Amount    Shares    Amount    Capital     Earnings
                                                                     ------     ------    ------    ------    -------     --------
Balance - July 31, 1993..........................................     9,448    $ 9,448     1,123    $1,123     $3,886      $ 2,618

Transactions for the year ended July 31, 1994:
   Net income....................................................                                                              308
   Common stock redeemed or cancellations........................       (14)       (14)      (38)      (38)       (35)
   Common stock to offset accounts receivable  ..................       (79)       (79)                           (42)
   Collections on subscriptions..................................       482        482      (482)     (482)
   Stock dividend on special common stock paid-in common stock ..        46         46                             21          (67)
   Stock dividend on preferred stock ............................                                                             (413)
   Common stock subscription adjustments ........................                             67        67         95
   Preferred stock cancellations ................................                                                   2
                                                                     -------   --------    ------   -------    -------     --------

Balance - July 31, 1994..........................................     9,883      9,883       670       670      3,927        2,446

Transactions for the year ended July 31, 1995:
   Net (loss)....................................................                                                             (505)
   Common stock redeemed or cancellations........................       (19)       (19)      (64)      (64)        (5)
   Common stock to offset accounts receivable....................      (111)      (111)                           (64)
   Collections on subscriptions..................................       247        247      (247)     (247)
   Stock dividend on preferred stock ............................                                                             (291)
   Common stock subscription adjustments ........................                             66        66        (66)
                                                                     -------   --------    ------   -------    -------     --------

Balance - July 31, 1995..........................................    10,000     10,000       425       425      3,792        1,650

Transactions for the year ended July 31, 1996:
   Net (loss)....................................................                                                           (2,264)
   Common stock redeemed or cancellations........................                             (1)       (1)       (18)
   Common stock to offset accounts receivable....................       (98)       (98)                           (37)
   Collections on subscriptions..................................       121        121      (121)     (121)
   Stock dividend on preferred stock ............................                                                             (191)
   Common stock subscription adjustments ........................                            109       109       (109)
                                                                     -------   --------    ------   -------    -------     --------

BALANCE - JULY 31, 1996..........................................    10,023    $10,023       412    $  412     $3,628      $  (805)
                                                                     =======   ========    ======   =======    =======     ========

                                                                      Total Before       Less           Total
                                                                     Subscriptions   Subscriptions  Stockholders'
                                                                       Receivable     Receivable        Equity
                                                                     -------------   -------------  -------------
Balance - July 31, 1993..........................................       $17,075         $2,356         $14,719

Transactions for the year ended July 31, 1994:
   Net income....................................................           308                            308
   Common stock redeemed or cancellations........................           (87)           (69)            (18)
   Common stock to offset accounts receivable  ..................          (121)                          (121)
   Collections on subscriptions..................................         - 0 -           (945)            945
   Stock dividend on special common stock paid-in common stock ..         - 0 -                          - 0 -
   Stock dividend on preferred stock ............................          (413)                          (413)
   Common stock subscription adjustments ........................           162            162           - 0 -
   Preferred stock cancellations ................................             2                              2
                                                                        --------        -------        -------

Balance - July 31, 1994..........................................        16,926          1,504          15,422

Transactions for the year ended July 31, 1995:
   Net (loss)....................................................          (505)                          (505)
   Common stock redeemed or cancellations........................           (88)           (63)            (25)
   Common stock to offset accounts receivable....................          (175)                          (175)
   Collections on subscriptions..................................         - 0 -           (541)            541
   Stock dividend on preferred stock ............................          (291)                          (291)
   Common stock subscription adjustments ........................         - 0 -                          - 0 -
                                                                        --------        -------        -------

Balance - July 31, 1995..........................................        15,867            900          14,967

Transactions for the year ended July 31, 1996:
   Net (loss)....................................................        (2,264)                        (2,264)
   Common stock redeemed or cancellations........................           (19)           (21)              2
   Common stock to offset accounts receivable....................          (135)                          (135)
   Collections on subscriptions..................................         - 0 -           (240)            240
   Stock dividend on preferred stock ............................          (191)                          (191)
   Common stock subscription adjustments ........................         - 0 -                          - 0 -
                                                                        --------        -------        -------

BALANCE - JULY 31, 1996..........................................       $13,258         $  639         $12,619
                                                                        ========        =======        =======

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DRUG GUILD DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Year Ended July 31,
                                                      1996       1995       1994
                                                     -------   --------   --------
                                                            (in thousands)
Cash flows from operating activities:
   Net income (loss)  .............................  $(2,264)  $   (505)  $    308
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization ..............      891      1,031      1,321
       Loss on disposal of fixed assets ...........                             59
       Deferred compensation payable ..............      (53)       (49)        88
       Deferred income taxes ......................     (392)         8       (144)
       (Increase) decrease in:
         Trade receivables, net ...................   (2,908)    (6,318)   (10,881)
         Merchandise inventory ....................    9,456     (4,033)     5,074
         Tax refund receivable ....................   (1,036)
         Prepaid expenses and other current
           assets .................................      (14)       446       (644)
       Increase (decrease) in:
         Accounts payable .........................   (2,873)    (4,515)    10,008
         Deferred rent payable ....................      263
         Accrued expenses and taxes ...............     (339)       677       (167)
                                                     -------   --------   --------
             Net cash provided by (used in)
               operating activities ...............      731    (13,258)     5,022
                                                     -------   --------   --------
Cash flows from investing activities:
   Additions to property and equipment ............     (880)    (1,405)      (568)
   (Increase) decrease in other assets ............      218       (217)       (12)
                                                     -------   --------   --------
             Net cash (used in) investing
               activities .........................     (662)    (1,622)      (580)
                                                     -------   --------   --------
Cash flows from financing activities:
   Repayment of notes payable .....................     (528)      (627)    (2,480)
   Net increase (decrease) in short-term
     bank debt ....................................      (71)    15,858     (2,058)
   Collections on common stock ....................      242        541        945
   Common stock redeemed ..........................                 (24)       (17)
   Collections on subscriptions for preferred
     stock ........................................                             77
   Preferred stock redeemed .......................   (1,535)      (804)       (66)
                                                     -------   --------   --------
             Net cash provided by (used in)
               financing activities ...............   (1,892)    14,944     (3,599)

                                                     -------   --------   --------
NET INCREASE (DECREASE) IN CASH ...................   (1,823)        64        843

Cash - beginning of year ..........................    2,023      1,959      1,116
                                                     -------   --------   --------
CASH - END OF YEAR ................................  $   200   $  2,023   $  1,959
                                                     =======   ========   ========
Supplemental disclosures of cash flow information:
     Interest paid ................................  $ 5,353   $  5,327   $  2,915
     Income taxes - paid ..........................      101          1        862
     Income taxes - refunded ......................      377        477
     Summary of noncash transactions:
       Reduction of accrued expenses in exchange
         for issuance of notes payable ............       19         24         22
     Equipment transfer to employees ..............                             56
     Accounts receivable reduced for
       redemptions of:
         Common stock .............................      135        177        121
         Preferred stock ..........................                 777
     Stock dividends on preferred stock ...........      191        291        413
     Stock dividends on special common stock
       paid-in common stock .......................                             68
     New stock subscriptions, net of cancellations:
       Common stock ...............................                 (64)        93
     Preferred stock cancellation increasing
       additional paid-in capital .................                              2

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Summary of Significant Accounting Policies:

      Description of business:

      Drug Guild Distributors, Inc. (the "Company") is engaged in the business of distributing at wholesale, a wide variety of products to drug stores and health and beauty aid stores located primarily in the State of New Jersey, the greater New York City metropolitan area and Connecticut.

      Merchandise inventory:

      The inventory, which consists entirely of finished goods, is stated at the lower of cost (last-in, first-out) or market (see Note N).

      Property and equipment:

      Property and equipment are stated at cost. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives as follows:

            Leasehold improvements................  10 - 18 years
            Warehouse equipment ..................        5 years
            Data processing equipment ............    5 - 7 years
            Trucks and delivery equipment ........        5 years

      Cash equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents. At July 31, 1996, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

      Income taxes:

      The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies:  (continued)

      Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair value of financial instruments:

      The carrying amount reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

      The carrying amount reported for outstanding bank indebtedness approximates fair value because the debt is at a variable rate that reprices frequently. The Company believes that its nonbank indebtedness approximates fair value based on current yields for debt instruments of similar quality and terms.

      Income (loss) per common share:

      For the years ended July 31, 1996, July 31, 1995 and July 31, 1994, earnings per share was computed by dividing net income after deducting the preferred dividend requirements, by the weighted average of common stock outstanding of 10,062,372, 9,929,990 and 9,688,802 at July 31, 1996, July 31,
1995 and July 31, 1994, respectively.

      Concentration of credit risk:

      Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to retail drug and health and beauty aid stores. The risk associated with this concentration is believed by the Company to be limited due to the large number of stores and the performance of credit evaluation procedures.

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Summary of Significant Accounting Policies:  (continued)

      Recently issued accounting pronouncements:


      In March 1995 and October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of," and Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," respectively. SFAS 121 is effective for the Company's fiscal year ending July 31, 1997 and SFAS 123 has various effective and transition dates. The Company believes adoption of SFAS 121 and SFAS 123 will not have a material impact on its financial statements.

(NOTE B) - Trade Receivables:

      Trade receivables include notes due from customers, as follows:

                                            July 31, 1996
                                            -------------
             Maturing within one year:
                Stockholder ...............  $2,478,000
                Nonstockholder ............   2,384,000
                                             ----------
                                              4,862,000
                                             ----------
             Due after one year:
                Stockholder ...............   1,764,000
                Nonstockholder ............   2,338,000
                                             ----------
                                              4,102,000
                                             ----------

                       Total ..............  $8,964,000
                                             ==========


                                            July 31, 1995
                                            -------------

             Maturing within one year .....  $4,820,000
             Due after one year ...........   5,075,000

                       Total.... ..........  $9,895,000
                                             ==========

      It is the policy of the Company to obtain either personal guarantees or a lien on the customer's assets as collateral for most notes and certain other trade receivables. See Note L for other collateral received.

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.


                          NOTES TO FINANCIAL STATEMENTS

NOTE C) - Loans Payable - Bank:

      Under an accounts receivable and inventory financing agreement, which allows for borrowings of up to $80 million, a bank makes secured demand loans based on a percentage of eligible trade receivables and inventory, which are pledged as collateral. Interest is at 1 1/4% above the prime rate. As of July 31, 1996, total loan advances available under the revolving loan agreement was $3,935,000. The agreement contains restrictions, which limit cash dividends and redemptions of stock.

      For the year ended July 31, 1996, a waiver was obtained from the bank for the redemptions of preferred stock during the year and for the period through November 1996 in the amount not exceeding $413,000.

(NOTE D) - Notes and Loans Payable:

      Short-term and long-term portion of notes and loans payable are as follows:
                                                               July 31,
                                                        ----------------------
                                                          1996         1995
                                                        ---------   ----------
      Notes and loans due to stockholders,
         officers, employees and members of their
         families are payable on demand and 13
         months after demand. Interest is at rates
         ranging from prime to 1 1/4% over prime,
         except that $472,000 and $623,000 of such
         notes at July 31, 1996 and July 31, 1995,
         respectively, require minimum interest of
         10% ..........................................  $571,000   $  756,000

        Notes due in installments of principal
           and interest at 9% - 11 1/2% to
           November 1999 are collateralized by
           specific equipment .........................   193,000      517,000
                                                        ---------   ----------

                                                          764,000    1,273,000

        Due on demand or within one year ..............   527,000      772,000
                                                        ---------   ----------

        Long-term portion .............................  $237,000   $  501,000
                                                        =========   ==========

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Notes and Loans Payable:  (continued)

      As of July 31, 1996, future annual maturities are as follows:

          Year Ending
            July 31,
          -----------
             1997  ...............................  $ 541,000
             1998  ...............................    195,000
             1999  ...............................     38,000
             2000  ...............................     13,000
                                                    ---------

                  Total annual maturities ........    787,000
                  Less amounts representing
                    interest .....................    (23,000)
                                                    ---------
                  Present value at annual
                    maturities ...................  $ 764,000
                                                    =========

(NOTE E) - Property and Equipment:

      Property and equipment consists of the following:

                                                     July 31,
                                           ---------------------------
                                               1996           1995
                                           ------------   ------------
            Leasehold improvements ......  $  2,303,000   $  2,275,000
            Warehouse equipment .........     2,539,000      2,530,000
            Data processing equipment ...     7,409,000      6,712,000
            Trucks and delivery
               equipment ................     1,747,000      1,601,000
            Furniture and fixtures ......       289,000        289,000
                                           ------------   ------------
                                             14,287,000     13,407,000
            Less accumulated depreciation
               and amortization .........   (10,956,000)   (10,066,000)
                                           ------------   ------------
                                           $  3,331,000   $  3,341,000
                                           ============   ============

(NOTE F) - Deferred Compensation:

      The Company has a deferred compensation agreement with its former president, providing for monthly payments of $8,333 through February 2004. The

Company had previously provided for the present value of these payments.

      There was no deferred compensation expense for the years ended July 31, 1996 and July 31, 1995. The expense was $106,000 for the year ended July 31, 1994.

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Retirement Plans:

      The Company maintains a noncontributory defined benefit pension plan for its eligible nonunion employees which was frozen June 28, 1996, accordingly, service costs subsequent to the date of freezing are excluded from benefit accruals under the plan.

      The benefits under this plan are based on the participants' length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and to the Internal Revenue Service limitations). The funding policy for this plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the plan retirees.

      The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheets as of July 31:

                                                      1996             1995
                                                   -----------      -----------
Actuarial present value of
   benefit obligations:
     Accumulated benefit obligation,
       including vested benefits of
       $1,172,000 and $2,071,000,
       respectively ..........................     $(1,175,000)     $(2,073,000)
                                                   ===========      ===========

Projected benefit obligation for
   service rendered to date ..................     $(1,671,000)     $(2,654,000)

Plan assets at fair value, primarily
   consisting of U.S. Government
   guaranteed securities and bank
   certificates of deposit ...................       1,518,000        2,276,000
                                                   -----------      -----------

Projected benefit obligation in
   excess of plan assets .....................        (153,000)        (378,000)


Unrecognized net loss from past
   experience different from that
   assumed and effects of changes
   in assumptions ............................         448,000          526,000

Unrecognized net obligations as of
   August 1, 1987, net of
   amortization ..............................          16,000           18,000

Adjustment to prior service cost not
   yet recognized in net periodic
   pension cost ..............................          (8,000)          (9,000)
                                                   -----------      -----------

Deferred pension cost ........................     $   303,000      $   157,000
                                                   ===========      ===========

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Retirement Plans:  (continued)

      Net pension cost included the following components:

                                          1996           1995           1994
                                        ---------      ---------      ---------
Service cost - benefits
   earned during the period .......     $ 101,000      $ 106,000      $ 180,000

Interest cost on projected
   benefit obligation .............       157,000        166,000        195,000

Actual return on plan
   assets .........................      (112,000)      (122,000)       (57,000)

Net amortization and
   deferral .......................        (3,000)        17,000        (52,000)
                                        ---------      ---------      ---------

Net periodic cost .................     $ 143,000      $ 167,000      $ 266,000
                                        =========      =========      =========

      The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 4.0%, respectively, for 1996 and 6.5%

and 4.0%, respectively, for 1995 and 6.5% and 5.0%, respectively, for 1994. The expected long-term rate of return on assets was 7.0% for 1996 and 6.5% for 1995 and 1994.

      The Company makes contributions along with other employers to a union multi-employer plan, Local 815, International Brotherhood of Teamsters. The expense for such plan was $351,000, $349,000 and $336,000 for the years ended July 31, 1996, July 31, 1995 and July 31, 1994, respectively. The Employee Retirement Income Securities Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of such employers' withdrawal from such a plan or upon a termination of such a plan. The share of the plan's unfunded vested liabilities allocable to the Company, if any, and for which it may be contingently liable, is not ascertainable at this time.

      The Company also has a profit-sharing plan and a 401(k) savings plan for eligible nonunion employees. The 401(k) plan is solely funded by employee contributions. The profit-sharing plan requires no fixed or minimum contribution. There was no profit-sharing expense for the years ended July 31, 1996, July 31, 1995 and July 31, 1994.

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Officer's Life Insurance:

      The Company is the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president.

(NOTE I) - Commitment and Contingencies:

      In March 1995, the Company renewed two lease agreements extending the terms to expire in May 2005, for real estate in Secaucus, New Jersey. Both leases contain termination clauses whereby the Company may terminate the lease between between December 1, 1997 and November 30, 1998 by paying a fee equal to six months of rent.

      In addition, the Company is obligated under another lease for warehouse space expiring March 1997.

      Future minimum annual lease payments are as follows:

           Year Ending
            July 31,
           -----------
              1997..........................     $1,021,000

              1998..........................        912,000
              1999..........................        912,000
              2000..........................        946,000
              2001..........................      1,056,000
              Thereafter.....................     4,048,000
                                                 ----------
                                                 $8,895,000
                                                 ==========

      Total rent expense, including real estate taxes, were $1,291,000, $1,016,000 and $1,001,000 for the years ended July 31, 1996, July 31, 1995 and
July 31, 1994, respectively.

      Deferred rent payable represents the excess of rental expense determined on a straight-line basis over the amounts currently payable pursuant to the leases.

(NOTE J) - Registered Public Offering:

      Pursuant to a Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission on June 10, 1991 and most recently updated August 31, 1994, the Company is offering up to 4,500,000 shares of its common stock, $1 par value, and up to 55,000 shares of its preferred stock, $100 par value. Of the common stock, 3,000,000 shares are offered for sale and 1,500,000 shares are reserved for the issuance of dividends. Of the preferred stock,

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Registered Public Offering:  (continued)

37,500 shares are offered for sale and 17,500 shares are reserved for the issuance of dividends (see Note K). Shares of common stock may be sold either outright or pursuant to a subscription. Subscriptions are in the amount of $18,000, payable over 60 months at $300 per month. Payments are applied toward the purchase of shares at the FIFO Book Value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower of first-in, first-out cost or market) at the close of the fiscal quarter immediately preceding the date of payment. As of July 31, 1996, the FIFO book value was $1.55 per share.


(NOTE K) - Redeemable Preferred Stock:

      Preferred stockholders are entitled to an 8% cumulative dividend based on par value, payable in preferred stock. Upon liquidation of the Company, holders of the preferred stock are entitled to a payment of $100 per share before any amounts are paid to holders of common stock. The preferred stock is not entitled to vote and does not have any preemptive or conversion rights.

      Holders of preferred stock have the right to require the Company to repurchase their shares at par value ($100.00) commencing five years after full payment for the stock has been made.

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

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Redeemable Preferred Stock:  (continued)

      The amounts due within the next five years, if fully paid units of preferred stock held five or more years are offered for redemption, are as follows:

          Year Ending
           July 31,
          -----------
              1997 .......................    $1,930,000
              1998 .......................       183,000
              1999 .......................       476,000
                                              ----------
                                              $2,589,000
                                              ==========


(NOTE L) - Stockholders' Equity:

      The stockholders represent a substantial portion of the Company's customers. Each stockholder has assigned his shares to the Company as collateral for his liability to the Company on open account. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend.

      The common shares to be issued on subscriptions received are not determinable until collected. However, at each year end such outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at those dates. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital includes $219,000 on such uncollected subscriptions at July 31, 1996 and $475,000 at July 31, 1995.

(NOTE M) - LIFO Inventory:

      A liquidation of LIFO inventory layers, which were carried at lower costs as compared to current costs, had the effect of increasing net income by approximately $679,000 and $375,000 for the years ended July 31, 1996 and July 31, 1994, respectively.

      Had inventories been valued using the first-in, first-out method, they would have been greater by approximately $4,763,000 at July 31, 1996 and $10,087,000 at July 31, 1995.

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE N) - Income Taxes:

      A provision (credit) for income taxes differs from the amounts computed by applying the maximum Federal income tax rate to the pre-tax income, as follows:

                                                  Year Ended July 31,
                          ------------------------------------------------------------------
                             1996           %        1995          %        1994         %
                          -----------     -----    ---------     -----    ---------     ----
Computed tax at maximum
   rate ................  $(1,294,000)    (34.0)   $(201,000)    (34.0)   $ 159,525     34.0
State taxes on income,

   net of Federal income
   tax benefit (expense)     (231,000)     (6.0)      36,000       6.1       29,090      6.2
Alternative minimum tax
   credit ..............     (156,000)     (4.1)
Other adjustments ......      138,000       3.6       79,000      13.4      (27,615)    (5.9)
                          -----------     -----    ---------     -----    ---------     ----

                          $(1,543,000)    (40.5)   $ (86,000)    (14.5)   $ 161,000     34.3
                          ===========     =====    =========     =====    =========     ====

      Deferred tax assets are comprised of the following:

                                                  Year Ended July 31,
                                               -------------------------
                                                  1996          1995
                                               -----------   -----------
Current deferred tax assets (liabilities):
     Allowance for doubtful accounts ........                $   634,000
     Inventory overhead .....................                    131,000
     Other ..................................                     23,000
     Federal NOL carryforward ...............
     AMT credit .............................
                                                             -----------
          Total current deferred tax
             asset (liabilities)  ...........                    788,000
                                                             -----------
Noncurrent deferred tax assets (liabilities):
     Deferred compensation ..................  $   228,000       250,000
     Depreciation ...........................      (83,000)       82,000
     Deferred pension cost ..................     (121,000)      (86,000)
     Allowance for doubtful accounts ........      657,000
     Inventory overhead .....................       95,000
     Other ..................................
     Federal NOL carryforward ...............      237,000
     AMT credit .............................      156,000
     State Income tax benefit ...............      257,000
                                               -----------   -----------
          Total noncurrent deferred
            tax asset (liabilities) .........    1,426,000       246,000
                                               -----------   -----------

          Total deferred tax asset ..........  $ 1,426,000   $ 1,034,000
                                               ===========   ===========

(continued)

                          DRUG GUILD DISTRIBUTORS, INC.


                          NOTES TO FINANCIAL STATEMENTS

(NOTE N) - Income Taxes:  (continued)

      As of July 31, 1996, the Company has a net operating loss carryforward for income tax purposes aggregating approximately $697,000 which expires 2011.

(NOTE O) - Inventory Defalcation:

      During 1996, an inventory defalcation was discovered. Management estimates that 1996 results were negatively impacted by $7,400,000. The Company believes that certain entries in its perpetual inventory and units sold were improper. Management extrapolated the effects of these entries based on unit costs, units sold and sales dollars. The loss is presented as a separate line item in the statement of operations.

      Management believes that similar inventory defalcations also occurred during prior years and amounted to $5,200,000 and $2,100,000 for the years ended July 31, 1995 and July 31, 1994, respectively. Those amounts are included in the cost of sales for those years. The Company's reported inventory values on its 1995 and 1994 balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported net income (loss) for all periods is fairly presented.

      The Company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory defalcation. The Company has not provided for any recovery in its financial statements for the period ended July 31, 1996, since at this time, such recovery cannot be assured.

(NOTE P) - Subsequent Event:

      On September 24, 1996, the Company's Board of Directors approved a Definitive Agreement and Plan of Merger with Neuman Health Services, Inc. and Neuman Distributors, Inc. distributors of pharmaceuticals and health and beauty products. The agreement provides that the Company would be merged into Neuman and the pre-merger shareholder of the Company would retain approximately 23% of the merged company. The proposed merger is subject to the approval by the Company's shareholders having beneficial ownership of a majority of the issued and outstanding shares of each of the Company's common and preferred stock.

                          DRUG GUILD DISTRIBUTORS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

       FOR THE YEARS ENDED JULY 31, 1996, JULY 31, 1995 AND JULY 31, 1994

                                            Balance at      Charged to                         Deductions          Balance at
                                            beginning        cost and        Charged to           from               end of
            Description                     of period        expenses      other accounts       reserves             period

Year ended July 31, 1994:
   Allowance for doubtful accounts ........ $1,134,000      $  480,000      $419,000  (A)      $  667,000  (B)      $1,366,000
                                            ==========      ==========      ========           ==========           ==========
Year ended July 31, 1995:
   Allowance for doubtful accounts ........ $1,366,000      $  720,000      $127,000  (A)      $  630,000  (B)      $1,583,000
                                            ==========      ==========      ========           ==========           ==========
Year ended July 31, 1996:
   Allowance for doubtful accounts ........ $1,583,000      $1,430,000      $288,000  (A)      $1,660,000  (B)      $1,641,000
                                            ==========      ==========      ========           ==========           ==========

(A)   Recovery of amounts previously written off.

(B)   Balances written off.

     Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.