Form 10-Q
period 1996-10-31
DRUG GUILD DISTRIBUTORS INC
filed 1996-12-17
CIK 201696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31,1996
Commission File Number 2-96510-N.Y.

                         DRUG GUILD DISTRIBUTORS, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

   New Jersey                                          11-2269958
------------------------------------------------------------------------------
 (State of other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  350 Meadowland Parkway, Secaucus, N.J.                07096
------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  201-348-3700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES X           NO
                                                      -------       -------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

     As of October 31, 1996 there were outstanding 10,047,818 shares of the Registrant's Common Stock, par value $1, and 23,241.17 shares of the Registrant's Preferred Stock, $100 par value.

                               Page 1 Of 9 Pages


                         Part 1- Financial Information
                          Item 1.Financial Statements
                          DRUG GUILD DISTRIBUTORS INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                         October 31                            July 31
                                                                            1996                                 1996

CURRENT ASSETS:                                                          (unaudited)
     Cash                                                               $           3                         $      200
     Trade Receivables-Stockholders                                            28,712                              27,913
                       Nonstockholders                                         38,010                              39,361
     Allowance for doubtful accounts                                           (1,431)                             (1,203)
     Merchandise Inventory                                                     32,241                              29,440
     Tax refund receivable                                                      1,036                               1,036
     Prepaid expenses and other current assets                                    907                                 805
                                                                        --------------                       -------------
                Total Current  Assets                                          99,478                              97,552
                                                                        --------------                       -------------

Property and equipment , net                                                    3,352                               3,331

OTHER ASSETS:

     Trade Receivables-noncurrent portion-Stockholders                          1,979                               1,593
                                          Nonstockholders                       2,848                               2,288
     Allowance for doubtful accounts                                             (438)                               (438)
     Deferred income tax benefit                                                1,412                               1,426
     Various other assets                                                         216                                 222
                                                                        --------------                       -------------
                Total Other Assets                                              6,017                               5,091
                                                                        --------------                       -------------

TOTAL ASSETS                                                                $ 108,847                            $105,974
                                                                        ==============                       =============


                        LIABILITIES  AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Loans payable, bank                                                   $   51,164                           $  53,104
     Notes payable                                                                394                                 527
     Accounts payable                                                          39,722                              34,590
     Accrued expenses and taxes                                                 1,496                               1,475
                                                                        --------------                       -------------
                Total Current Liabilities                                      92,776                              89,696
                                                                        --------------                       -------------

LONG TERM LIABILITIES

     Notes payable                                                                198                                 237
     Deferred rent payable                                                        316                                 263
     Deferred compensation payable                                                556                                 570
                                                                        --------------                       -------------
                Total Long-Term Liabilities                                     1,070                               1,070

                                                                        --------------                       -------------

TOTAL LIABILITIES                                                              93,846                              90,766
                                                                        --------------                       -------------

REDEEMABLE PREFERRED STOCK, $100 PAR VALUE

     Authorized-250,000 shares
               Issued and outstanding 23,241.17 and 25,893.44 shares            2,324                               2,589
                                                                        --------------                       -------------

STOCKHOLDERS' EQUITY
     Common stock-$1 par value

                Authorized 25,000,000 shares
                Issued and outstanding-10,047,818 and 10,022,667 shares        10,048                              10,023
                Subscribed and unissued                                           388                                 412
                Additional paid-in capital                                      3,627                               3,628
                Retained earnings                                                (785)                               (805)
                                                                        --------------                       -------------
                       Total,before subscriptions receivable                   13,278                              13,258
     Less: Subscriptions receivable                                               601                                 639
                                                                        --------------                       -------------
                       Total Stockholders' Equity                              12,677                              12,619
                                                                        --------------                       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 108,847                            $105,974
                                                                        ==============                       =============

               See accompanying Notes to the Financial Statements
                                      -2-

                          DRUG GUILD DISTRIBUTORS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (in thousands, except per share information)

                                                                      Three Months Ended
                                                                          October 31

                                                                1996                      1995
                                                                ----                      ----
NET SALES                                                                              (restated)
     Stockholders                                              $  53,470                 $  54,093
     Nonstockholders                                              68,420                    73,807
                                                             ------------              ------------
TOTAL NET SALES                                                  121,890                   127,900
                                                             ------------              ------------


COST OF SALES:

     Inventory, beginning of period                               29,440                    38,896
     Purchases                                                   117,326                   112,692
                                                             ------------              ------------
                                                                 146,766                   151,588
     Less: Inventory, end of period                               32,241                    32,261
                                                             ------------              ------------

COST OF SALES                                                    114,525                   119,327
ESTIMATED LOSS ON DEFALCATION                                     --                         1,155
                                                             ------------              ------------

GROSS PROFIT                                                       7,365                     7,418
                                                             ------------              ------------

OPERATING EXPENSES                                                 6,060                     5,818

INTEREST EXPENSE                                                   1,269                     1,453
                                                             ------------              ------------

TOTAL EXPENSES                                                     7,329                     7,271
                                                             ------------              ------------

INCOME BEFORE CORPORATE TAXES                                         36                       147
                                                             ------------              ------------

PROVISION (CREDIT) FOR CORPORATE TAXES:

     Current                                                           -                       81
     Deferred                                                         15                      (21)
                                                             ------------              ------------

          Total Provision (Credit) for Corporate Taxes                15                        60
                                                             ------------              ------------

NET INCOME                                                            21                        87

Less: Stock Dividend on Preferred Stock (A)                           46                        60
                                                             ------------              ------------

NET INCOME (LOSS) ATTRIBUTABLE TO                              $     (25)               $       27
                                                             ============              ============
     COMMON SHAREHOLDERS

 LOSS PER COMMON SHARE                                         $    0.00                $     0.00
                                                             ============              ============

AVERAGE NUMBER OF SHARES OF                                       10,040                    10,026
     COMMON STOCK OUTSTANDING
                                                             ------------              ------------

       (A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.

               See accompanying Notes to the Financial Statements
                                      -3-


                         DRUG GUILD DISTRIBUTORS , INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)
                                                                                           Three Months Ended

                                                                                               October 31
                                                                                               ----------
                                                                                      1996                     1995
                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                       (restated)
     Net Income                                                                      $     21                $       87
                                                                                    ----------              ------------
Adjustment to reconcile net income to net cash provided by (used in) operating activities:

          Depreciation and amortization                                                   246                       246
          Deferred compensation payable                                                   (14)                      (13)
     (Increase) decrease in:

          Deferred income taxes                                                            14                       (21)
          Trade receivables, net                                                         (166)                   (6,701)
          Merchandise inventory                                                        (2,801)                    6,635
          Prepaid expenses and other current assets                                      (102)                       24
     Increase (decrease) in:

          Accounts payable                                                              5,131                       389
          Deferred rent payable                                                            53                        --
          Accrued expenses and taxes                                                       24                       215
                                                                                    ----------              ------------
          Total adjustments                                                             2,385                       774
                                                                                    ----------              ------------
                 Net Cash Provided by (Used In) Operating Activities                    2,406                       861
                                                                                    ----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment                                                 (267)                     (236)
     (Increase) decrease in other assets                                                    6                        (5)
                                                                                    ----------              ------------
                 Net Cash Used In Investing Actitvities                                  (261)                     (241)
                                                                                    ----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:


     Repayment of notes payable                                                          (175)                     (136)
     Net increase (decrease) in short-term bank debt                                   (1,940)                   (1,664)
     Collections on common stock                                                           38                        87
     Preferred stock redeemed                                                            (265)                     (922)
                                                                                    ----------              ------------
                 Net Cash Used In Financing Activities                                 (2,342)                   (2,635)
                                                                                    ----------              ------------

NET DECREASE IN CASH                                                                     (197)                   (2,015)

CASH:

     Beginning of period                                                                  200                     2,022
                                                                                    ----------              ------------
     End of period                                                                   $      3                $         7
                                                                                    ==========              ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid in the period for:

          Interest                                                                     $1,269                  $  1,453

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:

     Reduction of accrued expenses due to issuance of notes payable                  $      3                $       10
     Accounts receivable reduced for redemptions of preferred stock                  $      --               $       45
     Accounts receivable reduced for cancellation of common stock                    $      --               $        3


                 See accompanying Notes to Financial Statements
                                      -4-

                         DRUG GUILD DISTRIBUTORS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1- FINANCIAL STATEMENTS:

These Financial Statements should be read in conjunction with the July 31, 1996 financial statements, which describe all accounting policies.

NOTE 2- INVENTORY DEFALCATION:

     At the end of May, 1996, based on information obtained from the April 30, 1996 inventory, the company determined that inventory defalcation had occurred. Upon further investigation, it was determined that such defalcations had occurred during the periods prior to May,1996 presented in the accompanying financial statements.


     The company has restated its statements of operations and cash flows for the three months ended October 31, 1995 to correct the calculation of the gross profit estimate previously used and separately state, as an expense, the amount of the inventory theft. The provision (credit) for corporate taxes for these periods have been restated accordingly.

      The company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory theft. The company has not provided for any recovery since, at this time, such recovery cannot be assured.

NOTE 3 - REGISTERED PUBLIC OFFERING:

On June 10, 1991, the company's Registration Statement on Form S-2 filed with the United States Securities and Exchange Commission (the "Registration Statement") became effective. Pursuant to the Registration Statement, the company will offer up to 4,500,000 shares of its common stock, $1 par value. A Post-Effective Amendment was filed on August 31, 1994. The offering price of the common stock being sold will be its FIFO book value ( book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower of first-in, first-out cost or market) as of the close of the fiscal quarter immediately preceding the sale. As of October 31,1996, the FIFO book value was $1.55 per share. The outstanding subscribed shares are included in the accompanying financial statements based on the purchase price at that date. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital at October 31, 1996 includes $213,329 of such uncollected subscriptions.

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

                         DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Condition at October 31,1996 Compared to Financial Condition at July 31, 1996. From July 31, 1996 to October 31, 1996, the Company's current assets increased to $99,478,000 from $97,552,000 and its current liabilities increased to $92,776,000 from $89,696.000. Such increase was attributable to the Company's increase in inventory. The Company's ratio of current assets to current liabilities remained substantially the same during the period, decreasing to 1.07:1 from 1.09:1.

          The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

          As of October 31, 1996, there were $55,930,000 of such eligible accounts receivable out of a total of $62,071,000, or 90%, and $36,651,000 of eligible FIFO inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

          Total borrowings upon the line of credit equaled $51,164,000 on October 31, 1996. On such date the interest rate with respect to such financing was the prime rate plus 1-1/4% (9 1/2%).

          Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

         Net sales for the three months ended October 31, 1996 decreased 4.7% from the 1995 period. This decrease is attributable to many factors, primarily the sale of a number of our independent pharmacy customers to chain store non-customers and a limitation on acquiring new customers until the merger with Neuman Health Services is completed.

         Gross profit before the defalcation for the three months decreased by 14.1% from the gross profit for the 1995 period as a result of lower sales and lower margins due to competitive pressures. Gross profit before the defalcation as a percentage of sales decreased to 6.0% in 1996 from 6.7% in the 1995 period.

          Operating expenses increased 4.1% over the same period in 1995. This increase was attributable to higher professional fees in connection with the merger and to security costs associated with the inventory defalcation.

          Interest expenses decreased 12.7% due to lower average borrowings for lower inventory levels and lower interest rates.


          The effect of the foregoing factors was that the Company's income before corporate taxes for the three months ended October 31, 1996 experienced a 76% decrease from the same period in 1995. Income taxes were 76% lower than the same period in 1995 resulting from the decreased profit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15,1996



DRUG GUILD DISTRIBUTORS, INC.



By
  ------------------------------

Jay Reba, Vice President of Finance

(Duly authorized officer and

principal financial officer)