Form 10-Q
period 1997-01-31
DRUG GUILD DISTRIBUTORS INC
filed 1997-03-17
CIK 201696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 1997
Commission File Number 2-96510-N.Y.

                          DRUG GUILD DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            New Jersey                              11-2269958
--------------------------------------------------------------------------------
 (State of other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  350 Meadowland Parkway, Secaucus, N.J.            07096
--------------------------------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  201-348-3700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

     As of January 31, 1997 there were outstanding 10,038,334 shares of the Registrant's Common Stock, par value $1, and 21,054.31 shares of the Registrant's Preferred Stock, $100 par value.

                               Page 1 Of 10 Pages

                          Part 1- Financial Information
                           Item 1.Financial Statements (1)
                          DRUG GUILD DISTRIBUTORS INC.
                          ----------------------------
                                 BALANCE SHEETS
                                 --------------
                       ( in thousands, except share data)

                                     ASSETS
                                     ------
                                                                                           January-31          July 31
                                                                                              1997               1996
                                                                                              ----               ----
             CURRENT ASSETS:                                                              (unaudited)
                  Cash                                                                     $       203         $      200
                  Trade Receivables-Stockholders                                                26,506             27,913
                                 Nonstockholders                                                39,760             39,361
                  Allowance for doubtful accounts                                               (1,584)            (1,203)
                  Merchandise Inventory (2)                                                     33,399             29,440
                  Tax refund receivable                                                              -              1,036
                  Prepaid expenses and other current assets                                        495                805
                                                                                          -------------      -------------
                             Total Current Assets                                               98,779             97,552
                                                                                          -------------      -------------

             Property and equipment, net                                                         3,294              3,331

             OTHER ASSETS:
                  Trade Receivables-noncurrent portion-Stockholders                              1,752              1,593
                                                  Nonstockholders                                2,629              2,288
                  Allowance for doubtful accounts                                                 (438)              (438)
                  Deferred income tax benefit                                                    1,324              1,426
                  Various other assets                                                              69                222
                                                                                          -------------      -------------
                               Total Other Assets                                                5,336              5,091
                                                                                          -------------      -------------

             TOTAL ASSETS                                                                  $   107,409         $  105,974
                                                                                          =============      =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

             CURRENT LIABILITIES:
                  Loans payable, bank                                                       $   48,238          $  53,104
                  Notes payable                                                                    451                527
                  Accounts payable                                                              41,560             34,590
                  Accrued expenses and taxes                                                     1,257              1,475
                                                                                          -------------      -------------
                                 Total Current Liabilities                                      91,506             89,696
                                                                                          -------------      -------------

             LONG TERM LIABILITIES
                  Notes payable                                                                    250                237
                  Deferred rent payable                                                            311                263
                  Deferred compensation payable                                                    542                570
                                                                                          -------------      -------------
                                  Total Long-Term Liabilities                                    1,103              1,070
                                                                                          -------------      -------------

             TOTAL LIABILITIES                                                                  92,609             90,766
                                                                                          -------------      -------------

             REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
                  Authorized-250,000 shares
                            Issued and outstanding 21,054.31 and 25,893.44 shares                2,105              2,589
                                                                                          -------------      -------------

             STOCKHOLDERS' EQUITY
                  Common stock- $1 par value
                             Authorized 25,000,000 shares
                             Issued and outstanding-10,038,334 and 10,022,667 shares            10,038             10,023
                             Subscribed and unissued (3)                                             -                412
                             Additional paid-in capital                                          3,409              3,628
                             Retained earnings                                                    (752)              (805)
                                                                                          -------------      -------------
                                    Total, before subscriptions receivable                      12,695             13,258
                  Less: Subscriptions receivable                                                     -                639
                                                                                          -------------      -------------
                                    Total Stockholders' Equity                                  12,695             12,619
                                                                                          -------------      -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  107,409          $ 105,974
                                                                                          =============      =============

               See accompanying Notes to the Financial Statements

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                  (in thousands, except per share information)

                                                                Three Months Ended                       Six Months Ended
                                                                    January 31,                             January 31,
                                                       ----------------------------------      ------------------------------------
                                                            1997                1996                1997                  1996
                                                            ----                ----                ----                  ----
                                                                          (reclassified)                            (reclassified)
NET SALES
     Stockholders                                      $    45,881       $        55,432       $    99,365         $       109,525
     Nonstockholders                                        80,620                75,379           149,026                 149,187
                                                       ------------      ----------------      ------------        ----------------
TOTAL NET SALES                                            126,501               130,811           248,391                 258,712
                                                       ------------      ----------------      ------------        ----------------

COST OF SALES:
     Inventory, beginning of period                         32,241                31,861            29,440                  38,896
     Purchases                                             120,157               116,340           237,483                 228,353
                                                       ------------      ----------------      ------------        ----------------
                                                           152,398               148,201           266,923                 267,249
     Less: Inventory, end of period                         33,399                26,738            33,399                  26,738
                                                       ------------      ----------------      ------------        ----------------

COST OF SALES                                              118,999               121,463           233,524                 240,511
ESTIMATED LOSS ON DEFALCATION (2)                               --                 2,528                --                   4,362
                                                       ------------      ----------------      ------------        ----------------

GROSS PROFIT                                                 7,502                 6,820            14,867                  13,839
                                                       ------------      ----------------      ------------        ----------------

OPERATING EXPENSES                                           6,147                 5,704            12,207                  11,648

INTEREST EXPENSE                                             1,303                 1,192             2,572                   2,520
                                                       ------------      ----------------      ------------        ----------------

TOTAL EXPENSES                                               7,450                 6,896            14,779                  14,168
                                                       ------------      ----------------      ------------        ----------------

 INCOME  BEFORE CORPORATE TAXES                                 52                   (76)               88                    (329)
                                                       ------------      ----------------      ------------        ----------------


PROVISION (CREDIT) FOR CORPORATE TAXES:
     Current                                                     -                  (139)                -                    (219)
     Deferred                                                   20                    21                35                       -
                                                       ------------      ----------------      ------------        ----------------
                                                                                       -                                         -
          Total Provision (Credit) for Corporate Taxes          20                  (118)               35                    (219)
                                                       ------------      ----------------      ------------        ----------------

NET INCOME                                                      32                    42                53                    (110)

Less: Stock Dividend on Preferred Stock (A)                     38                    60                84                     120
                                                       ------------      ----------------      ------------        ----------------

NET INCOME (LOSS)  ATTRIBUTABLE TO                     $        (6)      $           (18)      $       (31)        $          (230)
                                                       ============      ================      ============        ================
     COMMON SHAREHOLDERS

 LOSS PER COMMON SHARE                                       $0.00                 $0.00             $0.00                  ($0.02)
                                                       ============      ================      ============        ================

AVERAGE NUMBER OF SHARES OF                                 10,038                10,059            10,038                  10,043
                                                       ------------      ----------------      ------------        ----------------
     COMMON STOCK OUTSTANDING

              (A) Gives effect to pro-rata portion of 8% Preferred
                         dividend payable each July 31.

               See accompanying Notes to the Financial Statements

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------
                                 (in thousands)


                                                                                              Six Months Ended
                                                                                                 January 31
                                                                                                 ----------
                                                                                     1997                        1996
                                                                                     ----                        ----
                                                                                                            (reclassified)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                   $        53               $          (110)
                                                                                  ------------              ---------------
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                   464                           425
          Deferred compensation payable                                                   (28)                          (26)
     (Increase) decrease in:
          Tax refund receivable                                                         1,036                             -
          Deferred income taxes                                                           102                             -
          Trade receivables, net                                                          889                       (10,645)
          Merchandise inventory                                                        (3,959)                       12,159
          Prepaid expenses and other current assets                                       310                          (121)
     Increase (decrease) in:
          Accounts payable                                                              6,970                         2,231
          Deferred rent payable                                                            48                            --
          Accrued expenses and taxes                                                     (213)                         (272)
                                                                                  ------------              ---------------
          Total adjustments                                                             5,619                         3,751
                                                                                  ------------              ---------------
                 Net Cash Provided by (Used In) Operating Activities                    5,672                         3,641
                                                                                  ------------              ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions  to property and equipment                                                (428)                         (595)
     (Increase) decrease in other assets                                                  153                             4
                                                                                  ------------              ---------------
                 Net Cash Used In Investing Activities                                   (275)                         (591)
                                                                                  ------------              ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                           (68)                         (255)
     Net increase (decrease) in short-term bank debt                                   (4,866)                       (3,985)
     Collections on common stock                                                           24                           152
     Preferred stock redeemed                                                            (484)                         (974)
                                                                                  ------------              ---------------

                 Net Cash Used In Financing Activities                                 (5,394)                       (5,062)
                                                                                  ------------              ---------------

NET INCREASE (DECREASE)IN CASH                                                              3                        (2,012)

CASH:
     Beginning of period                                                                  200                         2,022
                                                                                  ------------              ---------------
     End of period                                                                $       203               $            10
                                                                                  ============              ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid in the period for:
          Interest                                                                $     2,572               $         2,520

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
     Reduction of accrued expenses due to issuance of notes payable               $         5               $            21
     Accounts receivable reduced for redemptions of preferred stock               $       --                $             -
     Accounts receivable reduced for cancellation of common stock (3)             $       --                $             -
     Common stock subscriptions cancelled (3)                                     $       601               $             -


                 See accompanying Notes to Financial Statements

                          DRUG GUILD DISTRIBUTORS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

NOTE 2- INVENTORY DEFALCATION:

     At the end of May 1996, based on information obtained from the April 30, 1996 inventory, the company determined that an inventory defalcation had occurred. Upon further investigation, it was determined that such defalcations had occurred during the periods prior to May 1996 presented in the accompanying financial statements.

     The company has reclassified its statements of operations and cash flows for the six months ended January 31, 1996 to correct the calculation of the gross profit estimate previously used and separately state the amount of the inventory theft.

      The company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory theft. The company has not provided for any recovery since, at this time, such recovery cannot be assured.

NOTE 3 - COMMON STOCK SUBSCRIPTIONS

On November 1, 1996, the Company called for the payment of all outstanding common stock subscriptions by December 31, 1996 or they would be cancelled. As a result, $601,000 of common stock subscriptions were cancelled during the period.


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

                          DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition at January 31,1997 Compared to Financial Condition at July 31, 1996. From July 31, 1996 to January 31, 1997 , the Company's current assets increased to $98,779,000 from $97,552,000 and its current liabilities increased to $91,506,000 from $89,696.000. Such increase was attributable to the Company's higher inventory offset by lower accounts receivable due to lower sales. The Company's ratio of current assets to current liabilities remained substantially the same during the period at 1:1 to 1.

         On November 1, 1996 the Company called for the payment of all outstanding common stock subscriptions by December 31, 1996 or they would be canceled. As a result $601,000 of common stock subscriptions were canceled during the period.

         The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

          As of January 31, 1997, there were $55,858,000 of such eligible accounts receivable out of a total of $62,562,000, or 89%, and $37,041,000 of eligible FIFO inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

         Total borrowings upon the line of credit equaled $48,238,000 on January 31,1997. On such date the interest rate with respect to such financing was the prime rate plus 1-1/4% (9 1/2 %).

         Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended January 31,1997 Compared to Three Months Ended
January 31,1996

         Net sales for the three months ended January 31, 1997 decreased 3.3% from the 1996 period. This decrease is attributable to many factors, primarily the sale of a number of our independent pharmacy customers to chain store non-customers and a limitation on acquiring new customers until the merger with Neuman Health Services is completed.

         Gross profit for the three months, before the defalcation in the 1996 period, decreased by 19.8% in the 1997 period as a result of lower sales and lower margins due to competitive pressures. Gross profit, before the defalcation, as a percentage of sales decreased to 5.9% in 1997 from 7.2% in the 1996 period.

         Gross profit for the three months, after the defalcation in the 1996 period, increased by 10.0% in the 1997 period. Gross profit, after the defalcation, as a percentage of sales increased to 5.9% in 1997 from 5.2% in the 1996 period.

         Operating expenses increased 7.7% over the same period in 1996. This increase was attributable to higher professional fees in connection with the merger and to security and investigative costs incurred as a result of the inventory defalcation.

         Interest expenses increased 9.3% due to higher average borrowings for higher inventory levels.

         The effect of the foregoing factors was that the Company had income before corporate taxes for the three months ended January 31,1997 versus a loss for the same period in 1996. Income taxes were higher than the same period in 1996 resulting from the increased profit.

Six Months Ended January 31,1997 Compared to Six Months Ended January 31,1996

         Net sales for the six months ended January 31, 1997 decreased 4.0% from the 1996 period. This decrease is attributable to many factors, primarily the sale of a number of our independent pharmacy customers to chain store non-customers and a limitation on acquiring new customers until the merger with Neuman Health Services is completed.

         Gross profit for the six months ended January 31,1997 decreased by 18.3% as compared to the same period, before the defalcation, in 1996.This was a result of lower sales and lower margins due to competitive pressures. Gross profit, before the defalcation, as a percentage of sales decreased to 6.0% in 1997 from 7.2% in the 1996 period.

         Gross profit for the six months, after the defalcation in the 1996 period, increased by 7.4% in the 1997 period. Gross profit, after the defalcation, as a percentage of sales increased to 6.0% in 1997 from 5.4% in the 1996 period.

         Operating expenses increased 4.8% over the same period in 1996. This increase was attributable to higher professional fees in connection with the merger and to security and investigative costs incurred as a result of the inventory defalcation.

         Interest expenses increased 2.1% due to higher average borrowings for higher inventory levels.

         The effect of the foregoing factors was that the Company had income before corporate taxes for the three months ended January 31,1997 versus a loss for the same period in 1996. Income taxes were higher than the same period in 1996 resulting from the increased profit.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 1997




DRUG GUILD DISTRIBUTORS, INC.

By /s/ Jay Reba
  ---------------------------

Jay Reba, Vice President of Finance
(Duly authorized officer and
principal financial officer)