Form 10-K405/A
period 1996-07-31
DRUG GUILD DISTRIBUTORS INC
filed 1997-04-29
CIK 201696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A

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


      In May 1996, as a result of a physical inventory, the Company discovered a defalcation of approximately $7,400,000. The Company believes that entries in its perpetual inventory and units sold were improper. The Company extrapolated the effects of these entries based on unit costs, units sold and sales dollars. The Company believes that similar inventory defalcations also occurred during prior years and amounted to $5,200,000 and $2,100,000 for the years ended July 31, 1995 and 1994, respectively. Those amounts are included as a separate component of cost of sales. The Company's reported inventory values on its balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported financial condition and net income (loss) for all periods is fairly presented.


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

      Merger with Neuman Distributors, Inc.

      On September 24, 1996, the Company's Board of Directors approved an agreement for the Company to be merged with Neuman Distributors, Inc., a wholly owned subsidiary of Neuman Health Services, Inc., both New Jersey corporations. On October 25, 1996, a definitive merger agreement was executed by the Company and Neuman to effectuate the merger whereby, if all conditions precedent of the agreement were satisfied, the Company's stockholders would receive 23% of the common stock of Neuman Health Services, Inc. The proposed merger was subject to the approval by the Company's shareholders having beneficial ownership of a majority of the issued and outstanding shares of each of the Company's common and preferred stock. This proposed merger has since been abandoned by the parties as certain conditions, including Drug Guild shareholder approval, were not completed by the prescribed time periods.

      Neuman is the largest privately-held and the nation's seventh largest wholesale distributor of pharmaceutical and related health and beauty care products. Its customers include independent and chain drug stores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the northeastern United States.


      The Company and Neuman are continuing to discuss a basis to effect a transaction between the companies, however, there is no assurance that any such transaction will be concluded.

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


      The Company owns the preponderance of its office and warehouse equipment, all of which is in operating condition. The Company also owns 51 delivery trucks, most of which are operated under a contractual arrangement by a corporation unaffiliated with the Company or management.

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

      The Company has never paid a cash dividend and management does not expect to pay cash dividends in the future.

Item 6. Selected Financial Data Income Statement Data:

                                          Years Ended July 31,
                            1996       1995        1994       1993       1992
                            ----       ----        ----       ----       ----
                                           000's omitted (A)
Income Statement Data
Net Sales                501,383    $493,827    $407,969   $387,252  $346,448
Net Income (Loss)         (2,264)       (505)        308      1,707     1,601
Net Income (Loss)
   Attributable to
   Common Stockholders    (2,455)       (796)       (172)     1,316     1,184
Earnings (Loss) Per
   Common Share (B)        (0.24)      (0.08)      (0.02)      0.14      0.13(C)

Balance Sheet Data
Working Capital            7,856      11,381      13,920     13,566    11,630
Total Assets             105,974     113,266     103,669     97,209    93,220
Long-Term Liabilities      1,070       1,124       1,558      2,063     2,358
Preferred Stock            2,589       3,933       5,223      4,802     4,678
Stockholders' Equity      12,619      14,967      15,423     14,720    12,511
Stockholders' Equity
   Per Common Share         1.26        1.49        1.56       1.56      1.37(C)
FIFO Book Value
   Per Share (D)            1.55        2.10        2.27       2.27      2.03(C)
Ratio of Earnings
   to Fixed Charges         0.31        0.89        1.16       1.91      1.87

----------
(A) Except Earnings (Loss) Per Common Share; Stockholder's Equity Per Common Share; FIFO Book Value Per Share and Ratio of Earnings to Fixed Charges.

(B)   See Exhibit 11 to Financial Statements.


(C) Restated to give retroactive effect to stock dividends on Common Stock paid January 1993.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at July 31, 1996 Compared to Financial Condition at July 31, 1995.

For the year ended July 31, 1996, the Company's Current Assets decreased to $97,552,000 from $104,624,000 and its Current Liabilities decreased to $89,696,000 from $93,242,000. The decreases were attributable to lower inventory offset by higher receivables. The Company's ratio of Current Assets to Current Liabilities remained the same at 1.1:1. The decrease in total Stockholders' Equity to $12,619,000 from $14,967,000 was primarily attributable to the net loss for the year.

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


In May 1996, as a result of a physical inventory, the Company discovered a defalcation of approximately $7,400,000. The Company believes that entries in its perpetual inventory and units sold were improper. The Company extrapolated the effects of these entries based on unit costs, units sold and sales dollars. The Company believes that similar inventory defalcations also occurred during prior years and amounted to $5,200,000 and $2,100,000 for the years ended July 31, 1995 and 1994, respectively. Those amounts are included as a separate component of cost of sales. The Company's reported inventory values on its balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported financial condition and net income (loss) for all periods is fairly presented. The following reflects a reclassified operations statement based on the impact of the inventory defalcation.

--------------------------------------------------------------------------------
                                                    Year Ended July 31,
                                          --------------------------------------
                                            1996          1995           1994
                                          --------------------------------------
                                                      000's omitted
--------------------------------------------------------------------------------
Net Sales                                 $ 501,383     $ 493,827     $ 407,969
--------------------------------------------------------------------------------
Cost of Sales                             $ 468,108     $ 460,150     $ 379,839
--------------------------------------------------------------------------------
Gross Profit                              $  33,275     $  33,677     $  28,130
--------------------------------------------------------------------------------
Operating Expenses                        $  29,682     $  29,068     $  25,561
--------------------------------------------------------------------------------
Income before defalcation                 $   3,593     $   4,609     $   2,569
--------------------------------------------------------------------------------
Inventory defalcation                     $   7,400     $   5,200     $   2,100
--------------------------------------------------------------------------------

Net (loss) before income taxes            $  (3,807)    $    (591)    $     469
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

The effect of the foregoing factors was that the Company had an increased loss before taxes of 544%.

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

Total expenses for fiscal 1995 increased by 13.7% over such expenses for fiscal 1994. Operating expenses for fiscal 1995, excluding interest expense, increased by 4.3% over those for fiscal 1994. The increased operating expenses were caused by higher warehouse labor costs. This was due to higher volume and increased wages as a result of premium pay for changing to a night shift. Interest costs were higher because of higher inventory and receivables necessary to support higher volume as well as higher interest rates.

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


      Anchin Block & Anchin LLP, had refused to provide reissued manually signed reports for fiscal 1995 and 1994 due to their concern that they had lost their independence as auditors because of potential claims against Anchin Block & Anchin LLP by the Company as a result of the inventory defalcations discovered in May of 1996 (discussed elsewhere in this report) and which relate to each of the three fiscal years of the Company ended July 31, 1996.



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



      (b) On July 11, 1996, the Company engaged Richard A. Eisner & Company, LLP ("Eisner") as its independent auditors to audit the Company's financial statements for the fiscal year ended July 31, 1996. In November 1996, the Company engaged Eisner to audit the Company's financial statements for the fiscal years ended July 31, 1995 and July 31, 1994.


      This Form 10-K/A is being filed with manually signed reports from Eisner for the Company's fiscal years ending July 31, 1996, July 31, 1995 and July 31, 1994.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


The following individuals have served as officers of the Company during the fiscal year ended July 31, 1996 or have been subsequently appointed to fill a vacancy created by the resignation or retirement of an officer:


      Name                  Age          Position
      ----                  ---          --------
      Alfred Hertel         67           Chairman of the Board
      Roman Englander       67           President and Chief Executive Officer
      Alan Glenn            66           Senior Vice President and Chief
                                         Operating Officer and President
      Gary Merten           46           Vice President - Data Processing
      Mark Englander        40           Vice President
      Norman Genzer         54           Vice President
      Jay Reba              55           Vice President - Finance
      Martin Shapiro        65           Secretary - Treasurer

      Jack Lynch            55           Secretary - Treasurer


The Company's officers hold office until the next annual meeting of the Company's Board of Directors and until their respective successors are elected.

      For more than the previous five years, Mr. Hertel has been an officer and a principal shareholder of Oakland Drug Inc., located in Oakland, New Jersey.

      Mr. Roman Englander had been employed by the Company since 1949. He functioned as the chief executive of the Company since 1970 and was President from 1973 to December 31, 1995. Mr. Englander is the father of Mark Englander.

      Mr. Glenn was appointed President of the Company in March 1996. He became a Vice President in 1973; Senior Vice President in 1980; and Chief Operating Officer in 1995. Prior thereto and for more than 25 years, he was a principal of Ritz Drugstores, which operates in New Jersey. Mr. Glenn retired as President of the Company on August 31, 1996.

      Mr. Merten had been employed by the Company since 1978 in the data processing area and has been a Vice President since October, 1981. Mr. Merten resigned from the Company on February 13, 1996.

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

      Mr. Shapiro was a principal of Franhill Drugs in Hollis, New York for more than five years preceding 1983 and a consultant to the Company from 1983 to 1986. His term as a director expired in 1987. Mr. Shapiro retired as Secretary-Treasurer on December 31, 1996.


      Mr. Lynch was a principal of Bach's Drug Store in Hackettstown, New Jersey for more than five years preceding September 1996. Mr. Lynch is currently an independent consultant.


      All of the officers, except Mr. Hertel and Mr. Lynch, are full time employees of the Company. Mr. Hertel and Mr. Lynch are not employees of the Company, they do not devote a significant portion of their time to their duties, and they receive no cash remuneration for serving as officers.


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

                                    Common Stock           Preferred Stock
                                    of the Company         of the Company
                                    Owned Beneficially     Owned Beneficially
                                    at July 31, 1996(2)    at July 31, 1996
                                    -------------------    ----------------

                          Director   Number     Percent     Number     Percent
Name                       Since    of Shares   of Class   of Shares   of Class
----                       -----    ---------   --------   ---------   --------
Harold Blumenkrantz (1)    1981       36,685        .37       975.92      3.77
Marco Cutinello            1992         --         --           --        --
Louis Del Rosso            1986       30,791        .31         --        --
Herbert Dudak              1986       96,578        .96       298.10      1.11
Harold Eckstein            1983      217,563       2.17         --        --

Paul Emanuel               1985       24,480        .24         --        --
Roman Englander            1976      339,851       3.39         --        --
Hal Epstein                1987       46,008        .46         --        --
Peter Esposito             1991       13,242        .13         --        --
Sidney Falow               1979       24,740        .25         --        --
Sanford Fishman            1976       93,705        .93
Herbert Gordon             1995      123,403       1.23         --        --
Gerald Ginsberg            1978      222,346       2.21         --        --
George Grumet              1988       47,935        .48     2,321.10      8.96
Alfred Hertel (1)          1976      113,358       1.13         --        --
Steven J. Kabakoff         1989       50,999        .51         --        --
Michael Katz               1976      101,196       1.01         --        --
Jay Kessler                1986      112,231       1.12         --        --
Gerald Koblin              1995       43,997        .44         --        --
Jerry Koizim               1988       23,398        .23         --        --
Anthony Kranjac            1992       58,820        .59         --        --
Ely Krellenstein           1976      206,323       2.06         --        --
John Lynch (1)             1976      289,162       2.88         --        --
George Manolakis           1983      108,456       1.08         --        --
Boris Mantell              1991       45,026        .45         --        --
Richard Rostholder         1988      334,394       3.34         --        --
Bipinchandra Shah          1987      137,790       1.37        669.6      2.59
Murray Shapiro             1976       27,891        .28         --        --
Howard Sternheim (1)       1976      661,946       6.60         --        --

(Table continued)
                                     Common Stock           Preferred Stock
                                     of the Company         of the Company
                                     Owned Beneficially     Owned Beneficially
                                     at July 31, 1996(2)    at July 31, 1996
                                     -------------------    ----------------
                         Director    Number      Percent     Number     Percent
Name                      Since     of Shares    of Class   of Shares   of Class
----                      -----     ---------    --------   ---------   --------

Alan Traster               1989       124,576      1.24         --         --
Ernest Wyre(1)             1976       149,669      1.49         --         --

Total of All
Officers and Directors
as a group (37 persons)             3,987,049     39.76      4,255.7      16.43

    The following table sets forth the names of the directors of the Company who have subscribed for but have not purchased shares of Common Stock of the Company. The table also contains information as to outstanding subscriptions for all officers and directors as a group.

                            Shares of Common Stock        Shares of Common Stock
                       Subscribed for but Unissued    to be Issued Within 60-day
                                             as of              period following
Name                           July 31, 1996(2)(3)              July 31, 1996(3)

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

(3) On September 24, 1996, the Company's Board of Directors elected to exercise the Company's cancellation rights with respect to common stock subscriptions which required full payment prior to December 31, 1996. As a result, subscriptions in the amount of approximately $600,000 were cancelled, including all of the subscriptions listed in this table.

      Terms Expiring in 1999

      Mr. Blumenkrantz, age 58, has been a principal of West End Family Pharmacy, Inc., Long Branch, New Jersey since 1962. Mr. Falow, age 65, has for more than the past five years been owner of Weber's Pharmacy in Brooklyn, New York. Mr. Kabakoff, age 49, has for more than the past five years been a director, Vice President and Secretary of Kasbil Corporation, Bronx, New York, which does business as Sol's Health & Beauty. Mr. Kabakoff has also been a director of Bronx Frontier, Inc., Bronx, New York, since 1988 and was a director and secretary of Best Alarm Company, Bronx, New York, from 1989 to 1991. Mr. Katz, age 57, who was a principal of Katz Drug, Brooklyn, New York for more than five years preceding 1994, is now retired. Mr. Kranjac, age 58, has been a principal of Medical Pharmacy, Queens, New York, for more than the past five years. Mr. Lynch, age 54, has been a principal of Bach's Drug Store, Hackettstown, New Jersey since 1962. Mr. Manolakis, age 61, has for more than the past five years been the owner of Oakhurst Pharmacy of Oakhurst, New Jersey, and since 1992, the Westpark Pharmacy. Mr. Rostholder, age 42 has for more than five years been a principal of Franhill Drugs, Inc., Hollis, New York. Mr. Shapiro, age 57, was a principal of Core Software Solutions, Inc. from April, 1991 to March, 1992, and has been employed as general manager of Zitomer

Pharmacy, Inc. from March, 1992 to the present. Mr. Traster, age 47, has for more than the five years been President, Chief Operating Officer and a director of 17 Wanaque Corp. Saxon West, Inc. and Pompton Nursing Home Suppliers, Inc., all with a principal address at Pompton Lakes, New Jersey.


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

                                  Annual Compensation
                        ----------------------------------------
                                                          Other
Name                                                      Annual     All Other
and Principal                                             Compen-     Compen-
Position                Year        Salary        Bonus   sation      sation(1)
--------------------------------------------------------------------------------
Roman Englander         1996     $272,198.00        --      --      $10,327.00
 President and          1995     $526,400.00        --      --      $10,320.00
 CEO(2)                 1994     $448,716.00        --      --      $ 9,007.00

Alan Glenn              1996     $202,800.00        --      --      $ 3,064.00
  Senior Vice           1995     $202,800.00        --      --      $ 2,870.00
  President, COO        1994     $202,000.00        --      --      $ 6,309.00
  and President(3)

Gary Merten             1996     $ 88,500.00        --      --            --
  Vice President        1995     $125,800.00        --      --            --
  Data Processing(4)    1994     $126,100.00        --      --            --

Jay Reba                1996     $107,600.00        --      --            --
Vice President          1995     $107,600.00        --      --            --
  Finance               1994     $106,900.00        --      --            --

Mark Englander          1996     $106,000.00        --      --            --
  Vice President        1995     $105,500.00        --      --            --
                        1994     $105,300.00        --      --            --

Norman Genzer           1996     $105,500.00
  Vice President        1995     $108,000.00        --      --            --
                        1994     $105,300.00        --      --            --


All Executive Officers
as a Group  (8 persons)          $953,198.00        --      --      $13,391.00

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


      Mr. Englander resigned as a Director of the Company and as a trustee of the Company's Pension Plan and Profit Sharing Plan effective February 28, 1997.


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

(13)  Filed herewith.

      (b)Reports on Form 8-K


      [1] A Form 8-K was filed with the Securities and Exchange Commission ("SEC") on August 9, 1996 and thereafter amended by a Form 8-K/A filed with the SEC on August 23, 1996



      [2] A Form 8-K was filed with the SEC on April 3, 1997

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this amended Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on April 28, 1997.


                               DRUG  GUILD  DISTRIBUTORS,   INC.


                        By:    /s/ Jay Reba
                               -------------------------------------------------
                               Jay Reba, Vice President, Principal
                                         Financial & Accounting Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.





/s/ Jay Reba                    Vice President, Principal      April 28, 1997
---------------------------     Financial and
Jay Reba                        Accounting Officer

                          DRUG GUILD DISTRIBUTORS INC.

                   EARNINGS TO FIXED CHARGES (S-K Item 503(d))


                               Year Ended July 31


                              1996            1995            1994
--------------------------------------------------------------------------------

             (000's omitted except Ratio-Earnings to Fixed Charges)

Pretax Income               $(3,807)        $  (591)        $   469

Interest Expense            $ 5,494         $ 5,327         $ 2,915

     Total                  $ 1,687         $ 4,736         $ 3,384

Interest Expense            $ 5,494         $ 5,327         $ 2,915

Ratio-Earnings to
Fixed Charges                  0.31            0.89            1.16


Pro Forma Calculations under Regulation S-K Item 503(d)9 are not required because the contemplated preferred stock dividends are payable in stock instead of cash.

                          DRUG GUILD DISTRIBUTORS, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K/A

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

   STATEMENTS OF CASH FLOWS FOR THE YEARS
   ENDED JULY 31, 1996, JULY 31, 1995
   AND JULY 31, 1994                                                       F-6

   NOTES TO FINANCIAL STATEMENTS                                           F-7

PART IV ITEM 14:

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED JULY 31, 1996, JULY 31, 1995
   AND JULY 31, 1994                                                       F-19


   EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
   FOR THE YEARS ENDED JULY 31, 1996, JULY 31, 1995
   AND JULY 31, 1994                                                       F-20

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Drug Guild Distributors, Inc.
Secaucus, New Jersey

     We have audited the accompanying balance sheets of Drug Guild Distributors, Inc. as at July 31, 1996 and July 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Drug Guild Distributors, Inc. at July 31, 1996 and July 31, 1995, and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 1996, in conformity with generally accepted accounting principles.


      As described in Note O, during 1996 the Company discovered an inventory defalcation affecting 1996 and prior years. Management estimates the loss for 1996, 1995 and 1994 to be approximately $7,400,000, $5,200,000 and $2,100,000, respectively.


     The audit above includes Schedule II, for the three years ended July 31, 1996. In our opinion, the schedule referred to above presents fairly the information set forth therein in conformity with the applicable accounting regulation of the Securities and Exchange Commission.


Richard A. Eisner & Company, LLP
New York, New York
January 28, 1997

                          DRUG GUILD DISTRIBUTORS, INC.

                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                           July 31,
                                                                    ---------------------
                                   ASSETS                             1996        1995
                                                                    ---------   ---------
Current assets:
   Cash and cash equivalents .....................................  $     200   $   2,023
   Trade receivables - stockholders ..............................     27,913      26,536
   Trade receivables - nonstockholders ...........................     39,361      36,713
   Allowance for doubtful accounts ...............................     (1,203)     (1,123)
   Merchandise inventory .........................................     29,440      38,896
   Deferred income tax benefit ...................................                    788
   Tax refund receivable .........................................      1,036
   Prepaid expenses and other current assets .....................        805         791
                                                                    ---------   ---------
          Total current assets ...................................     97,552     104,624
                                                                    ---------   ---------
Property and equipment, net ......................................      3,331       3,341
                                                                    ---------   ---------
Other assets:
   Trade receivables, noncurrent portion - stockholders ..........      1,593       2,161
   Trade receivables, noncurrent portion - nonstockholders .......      2,288       2,914
   Allowance for doubtful accounts ...............................       (438)       (460)
   Deferred income tax benefit ...................................      1,426         246
   Other assets ..................................................        222         440
                                                                    ---------   ---------
          Total other assets .....................................      5,091       5,301
                                                                    ---------   ---------

          T O T A L ..............................................  $ 105,974   $ 113,266
                                                                    =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loans payable - bank ..........................................  $  53,104   $  53,175
   Notes and loans payable .......................................        527         772
   Accounts payable ..............................................     34,590      37,463
   Accrued expenses and taxes ....................................      1,475       1,832
                                                                    ---------   ---------
          Total current liabilities ..............................     89,696      93,242
                                                                    ---------   ---------
Long-term liabilities:
   Notes payable .................................................        237         501
   Deferred rent payable .........................................        263

   Deferred compensation payable .................................        570         623
                                                                    ---------   ---------
          Total long-term liabilities ............................      1,070       1,124
                                                                    ---------   ---------
          Total liabilities ......................................     90,766      94,366
                                                                    ---------   ---------
Redeemable preferred stock:
   Authorized 250,000 shares, $100 par value; issued and
     outstanding - 26,000 and 39,000 shares ......................      2,589       3,933
                                                                    ---------   ---------
Stockholders' equity:
   Common stock, authorized 25,000,000 shares, $1 par value;
     issued and outstanding - 10,023,000 and
     10,000,000 shares ...........................................     10,023      10,000
   Subscribed and unissued - 412,000 and 425,000 shares ..........        412         425
   Additional paid-in capital ....................................      3,628       3,792
   (Accumulated deficit) retained earnings .......................       (805)      1,650
                                                                    ---------   ---------
          Total before subscriptions receivable ..................     13,258      15,867

   Less subscriptions receivable .................................        639         900
                                                                    ---------   ---------
          Total stockholders' equity .............................     12,619      14,967
                                                                    ---------   ---------

          T O T A L ..............................................  $ 105,974   $ 113,266
                                                                    =========   =========


     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DRUG GUILD DISTRIBUTORS, INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                 Year Ended July 31,
                                          ---------------------------------
                                            1996        1995        1994
                                          ---------   ---------   ---------
Net sales:
   Stockholders ........................  $ 209,428   $ 206,271   $ 199,905
   Nonstockholders .....................    291,955     287,556     208,064
                                          ---------   ---------   ---------
          Total net sales ..............    501,383     493,827     407,969

Cost of sales ..........................    468,108     460,150     379,839
Estimated loss on defalcation (Note O)        7,400       5,200       2,100
                                          ---------   ---------   ---------

Gross profit ...........................     25,875      28,477      26,030
                                          ---------   ---------   ---------

Operating expenses:
   Warehouse ...........................      8,886       8,822       8,036
   Shipping and delivery ...............      5,674       5,783       5,709
   Selling, general and administrative       10,229       9,682       9,592
   Interest expense ....................      5,494       5,327       2,915
   Interest (income) ...................       (601)       (546)       (691)
                                          ---------   ---------   ---------

          Total operating expenses .....     29,682      29,068      25,561
                                          ---------   ---------   ---------

Income (loss) before income taxes ......     (3,807)       (591)        469
                                          ---------   ---------   ---------

Provision (benefit) for income taxes:
   Current .............................     (1,151)        (94)        305
   Deferred ............................       (392)          8        (144)
                                          ---------   ---------   ---------

          T o t a l ....................     (1,543)        (86)        161
                                          ---------   ---------   ---------


NET INCOME (LOSS)  .....................     (2,264)       (505)        308

Less:
   Stock dividend on special common
     stock .............................                                 67
   Stock dividend on preferred stock ...        191         291         413
                                          ---------   ---------   ---------



NET (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS ........................  $  (2,455)  $    (796)  $    (172)
                                          =========   =========   =========


(LOSS) PER COMMON SHARE ................  $   (0.24)  $   (0.08)  $   (0.02)
                                          =========   =========   =========


     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          DRUG GUILD DISTRIBUTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                           Common Stock $1 Par Value
                                                                     ------------------------------------
                                                                         Issued and        Subscribed and               (Accumulated
                                                                        Outstanding           Unissued       Additional   Deficit)
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

                          DRUG GUILD DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Year Ended July 31,
                                                      1996       1995       1994
                                                     -------   --------   --------
                                                            (in thousands)
Cash flows from operating activities:
   Net income (loss)  .............................  $(2,264)  $   (505)  $    308
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization ..............      891      1,031      1,321
       Loss on disposal of fixed assets ...........                             59
       Deferred compensation payable ..............      (53)       (49)        88
       Deferred income taxes ......................     (392)         8       (144)
       (Increase) decrease in:
         Trade receivables, net ...................   (2,908)    (6,318)   (10,881)
         Merchandise inventory ....................    9,456     (4,033)     5,074
         Tax refund receivable ....................   (1,036)
         Prepaid expenses and other current
           assets .................................      (14)       446       (644)
       Increase (decrease) in:
         Accounts payable .........................   (2,873)    (4,515)    10,008
         Deferred rent payable ....................      263
         Accrued expenses and taxes ...............     (339)       677       (167)
                                                     -------   --------   --------
             Net cash provided by (used in)
               operating activities ...............      731    (13,258)     5,022
                                                     -------   --------   --------
Cash flows from investing activities:
   Additions to property and equipment ............     (880)    (1,405)      (568)
   (Increase) decrease in other assets ............      218       (217)       (12)
                                                     -------   --------   --------
             Net cash (used in) investing
               activities .........................     (662)    (1,622)      (580)
                                                     -------   --------   --------
Cash flows from financing activities:
   Repayment of notes payable .....................     (528)      (627)    (2,480)
   Net increase (decrease) in short-term
     bank debt ....................................      (71)    15,858     (2,058)
   Collections on common stock ....................      242        541        945
   Common stock redeemed ..........................                 (24)       (17)
   Collections on subscriptions for preferred
     stock ........................................                             77
   Preferred stock redeemed .......................   (1,535)      (804)       (66)
                                                     -------   --------   --------
             Net cash provided by (used in)

               financing activities ...............   (1,892)    14,944     (3,599)
                                                     -------   --------   --------
NET INCREASE (DECREASE) IN CASH ...................   (1,823)        64        843

Cash and cash equivalents - beginning of year .....    2,023      1,959      1,116
                                                     -------   --------   --------
CASH AND CASH EQUIVALENTS - END OF YEAR ...........  $   200   $  2,023   $  1,959
                                                     =======   ========   ========
Supplemental disclosures of cash flow information:
     Interest paid ................................  $ 5,353   $  5,327   $  2,915
     Income taxes - paid ..........................      101          1        862
     Income taxes - refunded ......................      377        477
     Summary of noncash transactions:
       Reduction of accrued expenses in exchange
         for issuance of notes payable ............       19         24         22
     Equipment transfer to employees ..............                             56
     Accounts receivable reduced for
       redemptions of:
         Common stock .............................      135        177        121
         Preferred stock ..........................                 777
     Stock dividends on preferred stock ...........      191        291        413
     Stock dividends on special common stock
       paid-in common stock .......................                             68
     New stock subscriptions, net of cancellations:
       Common stock ...............................                 (64)        93
     Preferred stock cancellation increasing
       additional paid-in capital .................                              2


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

(NOTE B) - Trade Receivables:

      Trade receivables include notes due from customers, as follows:

                                            July 31, 1996
                                            -------------
             Maturing within one year:
                Stockholder ...............  $2,478,000
                Nonstockholder ............   2,384,000
                                             ----------
                                              4,862,000
                                             ----------
             Due after one year:
                Stockholder ...............   1,764,000
                Nonstockholder ............   2,338,000
                                             ----------
                                              4,102,000
                                             ----------

                       Total ..............  $8,964,000
                                             ==========


                                            July 31, 1995
                                            -------------

             Maturing within one year .....  $4,820,000
             Due after one year ...........   5,075,000
                                             ----------
                       Total.... ..........  $9,895,000
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

37,500 shares are offered for sale and 17,500 shares are reserved for the issuance of dividends (see Note K). Shares of common stock may be sold either outright or pursuant to a subscription. Subscriptions are in the amount of $18,000, payable over 60 months at $300 per month. Payments are applied toward the purchase of that number of shares which equals the subscription divided by the FIFO Book Value (book value adjusted for inventory and tax liabilities, stated as if the inventory was valued at the lower of first-in, first-out cost or market) at the close of the fiscal quarter immediately preceding the date of payment. As of July 31, 1996, the FIFO book value was $1.55 per share.


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

      Shares are sold under a five year subscription plan. Subscribers are required to pay a minimum of $4,500 per year towards a $22,500 subscription unit. Shares are issued as of July 31 of each year at the rate of $100 per share, provided that at least the minimum has been paid. Upon timely completion of total payments for the unit, the Company is required to issue 25 additional shares as a dividend for a total of 250 shares per unit.

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
                                              ----------
                                              $2,589,000
                                              ==========


(NOTE L) - Stockholders' Equity:

      The stockholders are a substantial portion of the Company's customers. Each stockholder has assigned his shares to the Company as collateral for his liability to the Company on open account. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend.


      The common shares to be issued on subscriptions received are not determinable until subscriptions are collected. However, at each year end such subscribed shares are included in the accompanying financial statements assuming a purchase price estimated based on the FIFO book value at year end. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital includes $227,000 on such uncollected subscriptions at July 31, 1996 and $475,000 at July 31, 1995.


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

                          DRUG GUILD DISTRIBUTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE N) - Income Taxes:

      A provision (credit) for income taxes differs from the amounts computed by applying the maximum Federal income tax rate to the pre-tax income, as follows:

                                                  Year Ended July 31,
                          ------------------------------------------------------------------
                             1996           %        1995          %        1994         %
                          -----------     -----    ---------     -----    ---------     ----
Computed tax at maximum

   rate ................  $(1,294,000)    (34.0)   $(201,000)    (34.0)   $ 159,000     34.0
State taxes on income,
   net of Federal income
   tax benefit (expense)     (231,000)     (6.0)      66,000      11.2       36,000      7.6
Alternative minimum tax
   credit ..............     (156,000)     (4.1)
Other adjustments             123,000       3.2       30,000       5.0        4,000       .8
Overaccruals of
      Federal tax.......           --       --           --        --      (49,000)    (10.4)
Officers Life
      Insurance.........       15,000        .4       19,000       3.2      11,000       2.3
                          -----------     -----    ---------     -----    ---------     ----

                          $(1,543,000)    (40.5)   $ (86,000)    (14.6)   $ 161,000     34.3
                          ===========     =====    =========     =====    =========     ====


      Deferred tax assets are comprised of the following:

                                                  Year Ended July 31,
                                               -------------------------
                                                  1996          1995
                                               -----------   -----------
Current deferred tax assets (liabilities):
     Allowance for doubtful accounts ........                $   634,000
     Inventory overhead .....................                    131,000
     Other ..................................                     23,000
                                                             -----------
          Total current deferred tax
             asset (liabilities)  ...........                    788,000
                                                             -----------
Noncurrent deferred tax assets (liabilities):
     Deferred compensation ..................  $   228,000       250,000
     Depreciation ...........................      (83,000)       82,000
     Deferred pension cost ..................     (121,000)      (86,000)
     Allowance for doubtful accounts ........      657,000
     Inventory overhead .....................       95,000
     Federal NOL carryforward ...............      237,000
     AMT credit .............................      156,000
     State Income tax benefit ...............      257,000
                                               -----------   -----------
          Total noncurrent deferred
            tax asset (liabilities) .........    1,426,000       246,000
                                               -----------   -----------

          Total deferred tax asset ..........  $ 1,426,000   $ 1,034,000
                                               ===========   ===========
(continued)

                          DRUG GUILD DISTRIBUTORS, INC.


                          NOTES TO FINANCIAL STATEMENTS

(NOTE N) - Income Taxes:  (continued)

      As of July 31, 1996, the Company has a net operating loss carryforward for income tax purposes aggregating approximately $697,000 which expires 2011.

(NOTE O) - Inventory Defalcation and Ongoing Investigation:


[1]   During 1996, an inventory defalcation was discovered. Management estimates that 1996 results were negatively impacted by $7,400,000. The Company believes that certain entries in its perpetual inventory and units sold were improper. Management extrapolated the effects of these entries based on unit costs, units sold and sales dollars. Management believes that similar inventory defalcations also occurred during prior years and amounted to $5,200,000 and $2,100,000 for the years ended July 31, 1995 and July 31, 1994, respectively. The amounts for each of the years are included as a separate component of cost of sales. The Company's reported inventory values on its balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported net income (loss) for all periods is fairly presented.

      The Company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory defalcation. The Company has not provided for any recovery in its financial statements for the period ended July 31, 1996, since at this time, such recovery cannot be assured.


[2]   An independent investigatory firm retained by the Company has uncovered certain payments made in 1996 and prior years which may have been unauthorized and which may have benefitted a former employee. Management believes that the amounts involved are not material. Such amounts have been included in the expenses of the Company in the periods in which they were made.

(NOTE P) - Subsequent Event:

      On October 25, 1996, the Company signed a Definitive Agreement and Plan of Merger with Neuman Health Services, Inc. and Neuman Distributors, Inc., distributors of pharmaceuticals and health and beauty products. The agreement provides that the Company would be merged into Neuman and the pre-merger stockholders of the Company would retain approximately 23% of the merged company. The proposed merger is subject to the approval by the Company's stockholders having beneficial ownership of a majority of the issued and outstanding shares of each of the Company's common and preferred stock.


      In connection with the merger, the Company's Board of Directors elected to exercise the Company's cancellation reights with respect to common stock subscriptions which required full payment prior to December 31, 1996. As a result, subscriptions in thhe amount of approximately $600,000 were cancelled.

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