Form 10-Q
period 1997-04-30
DRUG GUILD DISTRIBUTORS INC
filed 1997-06-16
CIK 201696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended April 30,1997
Commission File Number 2-96510-N.Y.


                          DRUG GUILD DISTRIBUTORS, INC.
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          New Jersey                             11-2269958
---------------------------------------------------------------
 (State of other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)


  350 Meadowland Parkway , Secaucus, N.J.            07096
---------------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code 201-348-3700
                                                   ------------

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

     As of April 30, 1997 there were outstanding 10,038,334 shares of the Registrant's Common Stock, par value $1, and 21,054.31 shares of the Registrant's Preferred Stock, $100 par value.

                               Page 1 Of 12 Pages

                          Part 1- Financial Information
                           Item 1.Financial Statements
                          DRUG GUILD DISTRIBUTORS INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                                   April-30      July 31
                                                                     1997         1996
                                                                   --------      -------
                                                                 (unaudited)
CURRENT ASSETS:
  Cash                                                            $     230      $     200
  Trade Receivables-Stockholders                                     24,900         27,913
                    Nonstockholders                                  42,397         39,361
   Allowance for doubtful accounts                                   (1,709)        (1,203)
   Merchandise Inventory                                             32,460         29,440
   Tax refund receivable                                                 --          1,036
   Prepaid expenses and other current assets                            590            805
                                                                  ---------      ---------
      Total Current Assets                                           98,868         97,552
                                                                  ---------      ---------

Property and equipment, net                                           3,280          3,331

OTHER ASSETS:
  Trade Receivables-noncurrent portion-Stockholders                   1,481          1,593
                                    Nonstockholders                   2,523          2,288
  Allowance for doubtful accounts                                      (438)          (438)
  Deferred income tax benefit                                         1,359          1,426
  Various other assets                                                   75            222
                                                                  ---------      ---------
    Total Other Assets                                                5,000          5,091
                                                                  ---------      ---------

TOTAL ASSETS                                                      $ 107,148      $ 105,974
                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable, bank                                             $  49,349      $  53,104
  Notes payable                                                         375            527
  Accounts payable                                                   40,513         34,590
  Accrued expenses and taxes                                          1,188          1,475
                                                                  ---------      ---------
    Total Current Liabilities                                        91,425         89,696
                                                                  ---------      ---------


LONG TERM LIABILITIES
   Notes payable                                                         72            237
   Deferred rent payable                                                342            263
   Deferred compensation payable                                        542            570
                                                                  ---------      ---------
     Total Long-Term Liabilities                                        956          1,070
                                                                  ---------      ---------

TOTAL LIABILITIES                                                    92,381         90,766
                                                                  ---------      ---------

REDEEMABLE PREFERRED STOCK, $100 PAR VALUE
  Authorized-250,000 shares
    Issued and outstanding 21,054.31 and 25,893.44 shares             2,105          2,589
                                                                  ---------      ---------

STOCKHOLDERS' EQUITY
  Common stock- $1 par value
    Authorized 25,000,000 shares
      Issued and outstanding-10,038,334 and 10,022,667 shares        10,038         10,023
      Subscribed and unissued                                            --            412
      Additional paid-in capital                                      3,409          3,628
      Retained earnings                                                (785)          (805)
                                                                  ---------      ---------
        Total,before subscriptions receivable                        12,662         13,258
  Less: Subscriptions receivable                                         --            639
                                                                  ---------      ---------
        Total Stockholders' Equity                                   12,662         12,619
                                                                  ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 107,148      $ 105,974
                                                                  =========      =========

               See accompanying Notes to the Financial Statements
                                       -2-

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (in thousands, except per share information)

                                                    Three Months Ended             Nine Months Ended
                                                         April 30,                     April 30,
                                                 ------------------------     ------------------------
                                                   1997            1996         1997           1996
                                                 ---------      ---------     --------       ---------
                                                              (reclassified)
NET SALES
     Stockholders                                $  44,846      $  48,635     $ 144,211      $ 158,160
     Nonstockholders                                76,149         71,282       225,175        220,469
                                                 ---------      ---------     ---------      ---------
TOTAL NET SALES                                    120,995        119,917       369,386        378,629
                                                 ---------      ---------     ---------      ---------
COST OF SALES:
     Inventory, beginning of period                 33,399         23,875        29,440         38,896
     Purchases                                     113,296        113,783       350,779        342,136
                                                 ---------      ---------     ---------      ---------
                                                   146,695        137,658       380,219        381,032
     Less: Inventory, end of period                 32,460         27,664        32,460         27,664
                                                 ---------      ---------     ---------      ---------
COST OF SALES                                      114,235        109,994       347,759        353,368
ESTIMATED LOSS ON DEFALCATION (Note 2)                  --          2,457            --          6,819
                                                 ---------      ---------     ---------      ---------
GROSS PROFIT                                         6,760          7,466        21,627         18,442
                                                 ---------      ---------     ---------      ---------
OPERATING EXPENSES                                   5,534          5,395        17,695         16,739

INTEREST EXPENSE                                     1,276          1,307         3,894          4,131
                                                 ---------      ---------     ---------      ---------
TOTAL EXPENSES                                       6,810          6,702        21,589         20,870
                                                 ---------      ---------     ---------      ---------
 INCOME  BEFORE CORPORATE TAXES                        (50)           764            38         (2,428)
                                                 ---------      ---------     ---------      ---------
PROVISION (CREDIT) FOR CORPORATE TAXES:
     Current                                            --            260            --           (826)
     Deferred                                          (17)            --            18             --
                                                 ---------      ---------     ---------      ---------
                                                                       --                           --
Total Provision (Credit) for Corporate Taxes           (17)           260            18           (826)
                                                 ---------      ---------     ---------      ---------
NET INCOME                                             (33)           504            20         (1,602)

Less: Stock Dividend on Preferred Stock (A)             42             24           126            144
                                                 ---------      ---------     ---------      ---------
NET INCOME (LOSS)  ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                         $     (75)     $     480     $    (106)     $  (1,746)
                                                 =========      =========     =========      =========

 LOSS PER COMMON SHARE                              ($0.01)         $0.05        ($0.01)        ($0.17)
                                                 =========      =========     =========      =========
AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                       10,038         10,089        10,031         10,058
                                                 ---------      ---------     ---------      ---------

         (A) Gives effect to pro-rata portion of 8% Preferred dividend payable each July 31.
               See accompanying Notes to the Financial Statements

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                            Nine Months Ended
                                                                                April 30,
                                                                           ------------------
                                                                           1997          1996
                                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                          $     20      $ (1,602)
                                                                         --------      --------
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                       709           671
          Deferred compensation payable                                       (28)          (39)
     (Increase) decrease in:
          Tax refund receivable                                             1,036            --
          Deferred income taxes                                                67            --
          Trade receivables, net                                              360        (7,418)
          Merchandise inventory                                            (3,020)       11,232
          Prepaid expenses and other current assets                           215          (521)
     Increase (decrease) in:
          Accounts payable                                                  5,923        (1,229)
          Deferred rent payable                                                79            --
          Accrued expenses and taxes                                         (287)         (262)
                                                                         --------      --------
          Total adjustments                                                 5,054         2,434
                                                                         --------      --------
                 Net Cash Provided by (Used In) Operating Activities        5,074           832
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                     (659)         (727)
     (Increase) decrease in other assets                                      147            (1)
                                                                         --------      --------
                 Net Cash Used In Investing Actitvities                      (512)         (728)
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                              (317)         (328)
     Net increase (decrease) in short-term bank debt                       (3,755)         (452)
     Collections on common stock subscriptions                                 24           195
     Preferred stock redeemed                                                (484)       (1,532)
                                                                         --------      --------
                 Net Cash Used In Financing Activities                     (4,532)       (2,117)
                                                                         --------      --------


NET INCREASE (DECREASE) IN CASH                                                30        (2,013)

CASH:
     Beginning of period                                                      200         2,022
                                                                         --------      --------
     End of period                                                       $    230      $      9
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid in the period for:
          Interest                                                       $  3,894      $  4,131

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
     Reduction of accrued expenses due to issuance of notes payable      $      5      $     31
     Accounts receivable reduced for redemptions of preferred stock      $     --      $     --
     Accounts receivable reduced for cancellation of common stock        $     --      $     --
     Common stock subscriptions cancelled                                $    601      $     --


                 See accompanying Notes to Financial Statements
                                       -4-

                          DRUG GUILD DISTRIBUTORS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

NOTE 2 - INVENTORY DEFALCATION:

     At the end of May 1996, based on information obtained from the April 30, 1996 inventory, the company determined that an inventory defalcation had occurred. Upon further investigation, it was determined that such defalcations had occurred during the periods prior to May 1996 presented in the accompanying financial statements

      The company believes it may have insurance coverage totaling $2,000,000 as a possible recovery against the inventory theft. The company has not provided for any recovery since, at this time, such recovery cannot be assured.

NOTE 3 - COMMON STOCK SUBSCRIPTIONS:

On November 1, 1996 the Company called for the payment of all outstanding common stock subscriptions by December 31, 1996 or they would be canceled. As a result, $601,000 of common stock subscriptions were canceled during the period.

                          DRUG GUILD DISTRIBUTORS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition at April 30,1997 Compared to Financial Condition at July 31, 1996. From July 31, 1996 to April 30, 1997, the Company's current assets increased to $98,868,000 from $97,552,000 and its current liabilities increased to $91,425,000 from $89,696.000. Such increase was attributable to the Company's higher inventory offset by collection of the tax refund receivable. The Company's ratio of current assets to current liabilities remained substantially the same during the period at 1:1 to 1.

     The Company has an accounts receivable and inventory financing arrangement with a bank under which it can borrow up to 70% of its eligible accounts receivable and up to 50% of its eligible inventory, as defined.

     As of April 30, 1997, there were $57,600,000 of such eligible accounts receivable out of a total of $64,269,000, or 90%, and $36,139,000 of eligible FIFO inventory, an amount in excess of 99% of total inventory. The maximum amount of borrowing with respect to its inventory pursuant to such Agreements is $30,000,000. The combined borrowing limit for accounts receivable and inventory is $80,000,000. Such limit is determined by the bank and may be raised or lowered by the bank at its discretion.

     Total borrowings upon the line of credit equaled $49,349,000 on April 30,1997. On such date the interest rate with respect to such financing was the prime rate plus 1-1/4% (9 3/4 %).

     Inflation. The Company attempts to pass along price increases from its suppliers as soon as it is notified of those increases so as to preserve its gross profit margin and, subject to competitive pressures on particular products, is generally successful in doing so. Accordingly, the historical effect of inflation has been to increase the Company's revenues and profits.

Three Months Ended April 30,1997 Compared to Three Months Ended April 30,1996

     Net sales for the three months ended April 30, 1997 increased 1.0% from the 1996 period. This increase is attributable to higher prices offset by the sale of a number of our independent pharmacy customers to chain store non-customers.

     Gross profit for the three months, before the defalcation in the 1996 period, decreased by 31.9% in the 1997 period as a result of the reduction of $3,150,000 in the LIFO reserve in the 1996 quarter. Gross profit, before the defalcation, as a percentage of sales decreased to 5.6% in 1997 from 8.3% in the 1996 period.

     Gross profit for the three months, after the defalcation in the 1996 period, decreased by 9.5% in the 1997 period. Gross profit, after the defalcation, as a percentage of sales decreased to 5.6% in 1997 from 6.2% in the 1996 period.

     Operating expenses increased 2.6% over the same period in 1996. This increase was attributable to higher security costs. Both periods contain significant professional fees in connection with the proposed transaction with Neuman Health Services.


     Interest expenses decreased 2.4% due to lower average borrowings for lower average inventory levels and reduction of other debt.

     The effect of the foregoing factors was that the Company had a net loss before corporate taxes for the three months ended April 30,1997 versus net income for the same period in 1996. Income taxes were lower than the same period in 1996 resulting from the loss.

Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996

     Net sales for the nine months ended April 30, 1997 decreased 2.4% from the 1996 period. This decrease is attributable to many factors, primarily the sale of a number of our independent pharmacy customers to chain store non-customers and a limitation on acquiring new customers until the transaction with Neuman Health Services is completed.

     Gross profit for the nine months ended April 30,1997 decreased by 14.4% as compared to the same period, before the defalcation, in 1996. This was a result of lower sales and lower margins due to competitive pressures and the reduction of LIFO reserve in the 1996 period by $3,150,000. Gross profit, before the defalcation, as a percentage of sales decreased to 5.9% in 1997 from 6.7% in the 1996 period.

     Gross profit for the nine months, after the defalcation in the 1996 period, increased by 17.9% in the 1997 period. Gross profit, after the defalcation, as a percentage of sales increased to 5.9% in 1997 from 4.9% in the 1996 period.

     Operating expenses increased 5.7% over the same period in 1996. This increase was attributable to higher professional fees in connection with the Neuman transaction and to security and investigative costs incurred as a result of the inventory defalcation.

     Interest expenses decreased 2.3% due to lower average bank borrowings because of lower average inventory levels and reduction of other debt.

     The effect of the foregoing factors was that the Company had net income before corporate taxes for the nine months ended April 30, 1997 versus a loss for the same period in 1996. Income taxes were higher as a result of the net income.

Item 5. Other Materially Important Events.

         On June 6, 1997 the Board of Directors of Drug Guild Distributors, Inc. (the "Company") approved an asset purchase agreement (the "Agreement"), subject to shareholder approval, by and among the Company, Neuman Health Services, Inc. and Neuman Distributors, Inc. (hereinafter collectively referred to as "Neuman") pursuant to which Neuman will acquire substantially all of the assets, business and goodwill of the Company, including the exclusive right for use of the name "Drug Guild." The Agreement specifically excludes any tax refunds, any claims the Company may have against its officers, employees and third parties, certain insurance policies, certain motor vehicles, any net operating loss carry forward and any other assets or claims of the Company, not involving its inventory, that are not specified on the Company's closing balance sheet.

         Neuman has agreed to assume and to pay, perform or discharge certain specified liabilities of the Company including trade accounts payable, accrued expenses as reflected on the closing balance sheet, the collective agreement with Local 815, each of the Company's leases, all expenses incurred in the ordinary course of business, the bank debt and long term notes. However, Neuman will not assume severance or termination payments, worker compensation claims, liability for any federal, state or income taxes, environmental claims, undisclosed or contingent liabilities, penalties, fines that may be assessed by the Drug Enforcement Administration or liabilities with respect to the preferred stock of the Company.

         The purchase price will consist of cash and promissory notes and will be equal to $1,000,000 plus the net asset value of the Company, which is defined as the assets being purchased by Neuman less the value of the assumed liabilities, as determined by an audit of such assets and liabilities as of the closing date, subject to adjustment until the first anniversary of the closing for items effecting accounts payable and accrued expenses.

         At the closing, Neuman will provide the Company with the following consideration in addition to the assumption of liabilities described above:

                  (a) a cash payment of $4,000,000;

                  (b) a four-year interest-bearing promissory note for the balance of the purchase price, secured by a letter of credit in form and substance satisfactory to the Company, bearing interest at a rate determined quarterly equal to the higher of 1% plus the 180-day Libor rate or the rate specified for U.S. Treasury Notes with maturities equal to the remaining term of the note, but no lower than the Federal Rate as disseminated by the Internal Revenue Service from time to time (the "Secured Note");

                  (c) an unsecured promissory note for $1,000,000 payable four years after the closing without interest (the "Unsecured Note"); and


                  (d) an option in favor of the Company's shareholders to purchase, under certain conditions, an aggregate amount of Neuman shares equal to 10% of Neuman shares to be made available in a public offering in the event Neuman files a registration statement with the Securities and

Exchange Commission prior to the fourth anniversary of the closing date for the purpose of an initial public offering of Neuman shares, at a purchase price equal to 85% of the per share offering price.

         The Secured Note is to be paid as follows:

                  (a) $500,000 in quarterly payments during the first year together with interest on the $500,000 being paid;

                  (b) Interest for the first year on the Secured Note, shall be paid on the adjusted principal amount thereof after the first anniversary date of such note and after all such adjustments have been made; and

                  (c) the remaining principal of the Secured Note shall be paid over the following three years in 12 equal quarterly principal payments, with interest on the unpaid balance.

        At the end of the first year following the closing, Neuman will have the right to reassign uncollected accounts receivable and notes to the Company and have the principal of the Secured Note reduced by an amount equal to the reassigned receivables and notes, less certain credits to which the Company may be entitled. Neuman is prohibited from doing business with any customer whose indebtedness has been reassigned for a period of two years. Neuman has also agreed to various provisions preserving the payment terms of current customers of the Company and providing employment offers to the Company's current employees.

         Consummation of the transaction is subject to the satisfaction of customary conditions of closing and to receipt of financing by Neuman in an amount sufficient to assume, refinance or pay the Company's bank debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized. Date: June 13, 1997







DRUG GUILD DISTRIBUTORS, INC.



By  /s/ Jay Reba
    ------------------------------------------
        Jay Reba, Vice President of Finance
        (Duly authorized officer and principal
        financial officer)