Form 10-K
period 1997-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2000-02-02
CIK 201696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1997
                        Commission File Number 2-96510-NY

                              DG LIQUIDATION, INC.
                   (formerly "Drug Guild Distributors, Inc.")
             (Exact name of Registrant as specified in its charter)
          New  Jersey                                        11-2269958
(State  or  other  jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation  or  organization)

       c/o  Harold  Blumenkrantz,  President
6  Industrial  Way West, Building A, Eatontown, NJ                       07724
    (Address  of  principal  executive  offices)                      (Zip Code)

   Registrant's telephone number, including area code:          (732) 542-2300

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

                              YES  |  |   NO  |X|

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

 As of July 31, 1997 there were outstanding 9,551,798 shares of the Registrant's
     Common Stock and 22,622.30 shares of the Registrant's Preferred Stock.

                    Documents incorporated by reference: None

                                     PART I

ITEM  1.     BUSINESS.

     DG Liquidation, Inc. (formerly known as "Drug Guild Distributors, Inc.", and sometimes referred to as the "Company" or the "Registrant"), was previously engaged in wholesale distribution of a wide variety of products almost exclusively to drugstores and health and beauty product stores primarily in the State of New Jersey and the Greater New York City metropolitan area. The products were comprised of four groups: (1) legend drugs (approximately 80% of sales), which are dispensed to the public only on a doctor's prescription in the form of pills, tablets, capsules or bulk ingredients; (2) patent or non-legend drugs (approximately 13% of sales), which do not require a prescription and include such items as cough medicines and aspirin; (3) sundries (approximately 5% of sales), which include such items as clocks, soaps, deodorants, hair driers and most other non-pharmaceutical products commonly sold in drugstores; and (4) certain items which were sold under the Company's private labels (approximately 2% of sales), including vitamins, shampoos and cough syrups.

     Asset  Sale.

     On July 3, 1997, the Company sold substantially all of its assets, business and goodwill, including the exclusive right for use of the name "Drug Guild," to privately-held Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively referred to as "Neuman") pursuant to an Asset Purchase Agreement dated July 1, 1997. The sale specifically excluded Company claims for tax refunds or claims against its officers, employees or third parties, certain insurance policies, certain motor vehicles, any net operating loss carry forward and any other assets or claims of the Company that did not involve its inventory or were not specified on the Company's closing balance sheet.

     In connection with the sale of its assets to Neuman, the Company adopted an Plan of Liquidation (the "Liquidation Plan") which was approved by the Board of Directors and stockholders on June 27, 1997. The Liquidation Plan provides for sale of the Company's operating assets, payment of or provision for payment of all of the Company's remaining liabilities and obligations, payment to the holders of the Company's preferred stock in the amount of $100 per share, payment of remaining amounts to the Company's common stockholders and dissolution of the Company.

     Since the sale of assets to Neuman, the Company has been operating under the Liquidation Plan and its financial reporting is now made in accordance with the liquidation basis of accounting. Therefore, all discussions in this annual report relate to the Company in liquidation.

     Neuman agreed to assume and to pay, perform or discharge certain specified liabilities of the Company, including leases, trade accounts payable, accrued expenses as reflected on the closing balance sheet, the collective bargaining agreement with the union local representing former employees, expenses incurred in the ordinary course of business, bank debt and long term notes. However, Neuman did not assume severance or termination payments, worker compensation claims, liability for any federal, state or local taxes, environmental claims, undisclosed or contingent liabilities, penalties, Drug Enforcement Administration fines or liabilities with respect to the preferred stock of the Company.

     The purchase price was $15,646,000 and was based upon the Company's net asset value as of June 30, 1997, as adjusted by the results of a post-closing audit by Neuman's independent auditors. The purchase price was subject to adjustment for certain items of accounts payable, accrued expenses and accounts receivable. Neuman and the Company had the right for a period of one year following the closing to advise each other of any adjustments to items of accounts payable and accrued expenses that had been assumed by Neuman. In addition, Neuman had the right to reassign uncollected accounts receivable and notes to the Company, less certain credits to which the Company may be entitled. As of January 2000, the final adjustment of the purchase price had not yet been determined.


     The adjusted purchase price paid to the Company, exclusive of Neuman's assumption of liabilities, consists of the following:
          (a)     a  cash  payment  of  $4,000,000;
          (b) a four-year promissory note, secured by a letter of credit, for $10,646,000, bearing interest at a rate determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered ("Libor") rate or the rate specified for U.S. Treasury Notes with maturities equal to the remaining term of the note, but no lower than the Federal Rate as disseminated by the Internal Revenue Service from time to time (the "Secured Note");
          (c) an unsecured promissory note for $1,000,000 payable four years after the closing without interest (the "Unsecured Note"); and
          (d) an option in favor of the Company's shareholders to purchase, under certain conditions, an aggregate amount of Neuman shares equal to 10% of Neuman shares to be made available in a public offering in the event Neuman files a registration statement with the Securities and Exchange Commission prior to the fourth anniversary of the closing date (July 3, 2001) for the purpose of an initial public offering of Neuman shares, at a purchase price equal to 85% of the per share offering price.

     The  Secured  Note  is  being  paid  as  follows:
          (a) $2,000,000 was paid during the first year in equal quarterly payments together with interest on the amount being paid;
          (b) the first year's interest on the balance of the Secured Note was based upon the principal of that Note after adjustments arising out of the Neuman post-closing audit and was paid together with the first payment due after the adjusted principal amount of the Note was determined; and
          (c) the remaining principal of the Secured Note is being paid over the following three years in 12 equal quarterly principal payments, with interest on the unpaid balance.

     As of the date of this report the Company has received total payments from Neuman on the Secured Note of $10,594,808, of which $1,515,151 represents interest. The Company is presently due quarterly principal payments on the Secured Note of $811,416.66, plus accrued interest on the unpaid balance.

     Neuman had the right to reassign uncollected accounts receivable and notes to the Company and have the principal of the Secured Note reduced by that amount, less certain credits to which the Company may be entitled (the "Adjusted Principal Amount"). Neuman is then prohibited for a period of two years from doing business with any customer whose indebtedness has been reassigned. See
Item 3 - Legal Proceedings. Neuman also agreed to various provisions preserving the payment terms of customers of the Company and provided employment offers to the Company's employees.

     Employees.

     The Company has no full-time employees. It has entered into consulting agreements with its President, Harold Blumenkrantz, and with Jay Reba, its former Vice President-Finance, for the purpose of implementing the Liquidation Plan. The terms of the consulting agreement with Mr. Blumenkrantz provide for his part-time employment on a month-to-month basis for a consulting fee of $5,000 per month, plus reasonable and customary expenses. The consulting agreement with Mr. Reba is in writing, dated June 4, 1998, and provided for his consulting services for a minimum of three months and on a month-to-month basis thereafter for a consulting fee of $11,400 per month, plus reasonable and customary expenses and a severance payment of $34,200. Mr. Reba's consulting agreement terminated August 31, 1999 and he is now engaged by the Company on a month-to-month basis to render limited consulting services for a fee of $2,750 per month.

     Competition.

     Competition is no longer a material factor for the Company, since it is engaged only in implementing its Liquidation Plan and is not actively engaged in pursuing business as a going concern.

ITEM  2.     PROPERTIES.

     The Company occupies office space, on a month-to-month basis, in the offices of its President, Harold Blumenkrantz, in Eatontown, New Jersey, and Boca Raton, Florida, at an annual cost, including telephone service, photocopies and postage, of $1,200.

ITEM  3.     LEGAL  PROCEEDINGS.

     DG  Liquidation,  Inc.  v.  Anchin,  Block  &  Anchin,  LLP.
     -----------------------------------------------------------

     On March 3, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000. The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

     Following an analysis of inventories undertaken by the Company in connection with discussions it had been having with Neuman pursuant to a February 1996 letter of intent regarding a possible merger or sale of the Company or its business and assets, the Company discovered that it had been the victim of a long-term inventory theft during a period commencing in or about October 1992 and continuing through May 1996, which appeared to have been accomplished and concealed, at least in part, through manipulation of the Company's computer system. The Company conducted an extensive investigation and concluded that the defalcation was accomplished by the changing of inventory quantities in its perpetual inventory record and the changing of sale quantities in its sales records, all of which were maintained on computer, together with the improper removal of inventory items from the Company's warehouse facilities amounting in all to a loss of not less than $14,900,000 of pharmaceutical inventory.

     In its lawsuit against its former auditors, the Company alleges that the Anchin Firm breached its professional duties, as well as its contract with the Company, by failing to adhere to the applicable professional standards and failing to report to the Company's Executive Committee and Board of Directors material weaknesses in the internal controls regarding the Company's inventory accounting system which were or should have been identified by the auditors including, but not limited to, (a) returns of inventory not being properly processed and entered; (b) the perpetual inventory system not being used for accounting purposes; (c) the fact that internal accounting and finance personnel and Anchin Firm personnel were unable to balance perpetual inventory and the other books of record; (d) that the Anchin Firm, in its performance of additional services in connection with reconciliation of the perpetual inventory and books of record, failed to ascertain or correct material weaknesses evident in the inventory accounting system or effect a reconciliation of those books; and (e) that Anchin knew or should have known, and reported to the Executive Committee and Board of Directors, that an arbitrary $200,000 per month was being recorded in the Company's books as an inventory "reserve" which contemplated, as part of the rationale for its adoption, the very inventory defalcations which the Anchin Firm failed to report to the Executive Committee and Board of Directors.

     The damages sought from the Anchin Firm relate to the loss of inventory by reason of the defalcations taking place over a period of four years, a reduction in the consideration received in the asset sale transaction with Neuman and restitution of approximately $900,000 of fees paid to the Anchin Firm and various other fees and expenses.

     On April 30, 1998, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company is successful in its claims against the Anchin Firm, then these third-party defendants, by reason of their alleged failure to reasonably perform their respective fiduciary duties, should be held liable for the losses to the Company for which the Anchin Firm is sought to be held responsible. In October 1998, the court dismissed the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee, thereby discontinuing the third-party lawsuit.

     The parties are engaged in extensive discovery activities which are expected to continue for the foreseeable future and a trial is not expected to take place until sometime in 2000. Although the Company believes it will prevail in its case against the Anchin Firm, it is unable to predict a likely outcome at this time.

     Post-Closing  Neuman  Dispute
     -----------------------------

     Since in or about July 1, 1998, the Company has been in negotiations with Neuman with regard to a proposed reassignment by Neuman to the Company of the uncollected accounts receivable of four customers which accounted for approximately $1,485,575 of accounts receivable purchased from the Company by Neuman in July 1997 pursuant to the Asset Purchase Agreement. The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. It also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivables, with the result that Neuman asserts that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,485,575 without reassignment of the security agreements, and that the Secured Note, with a principal amount of $10,646,000, should be reduced pursuant to the Asset Purchase Agreement by the $1,485,575 of the reassigned accounts receivable.

     The Company has taken the position that the security agreements must follow the accounts receivable which they secure and that it is therefore not obligated to accept reassignment of the accounts receivable, and therefore a reduction in the face amount of the Secured Note, unless it also receives the security agreements applicable to those accounts receivable. The Company has told Neuman that pursuant to the Asset Purchase Agreement, the oldest accounts receivable must be paid in full before the newer accounts receivable are paid and that it is therefore entitled, under the security agreements which must be reassigned together with the accounts receivable, to receive the full amount of the pre-acquisition balance due of $1,485,575 out of a pending payment by a major pharmaceutical retail chain (which had acquired the customers) to Neuman of approximately $2,500,000 for continuing purchases.

     The Company believes it likely that its differences with Neuman regarding the proposed reassignment of the accounts receivable of the four customers will be resolved by arbitration pursuant to the provisions of the Asset Purchase Agreement, although no arbitration proceeding has been commenced by either party as of the date of this report. If Neuman prevails, the accounts receivable of the four customers would be reassigned to the Company without the security with which they were assigned to Neuman, the principal amount of the Secured Note would be reduced by the $1,485,575 balance of those accounts receivable and there could be no assurance that the Company would be able to obtain payment of the reassigned accounts receivable. If the Company prevails in its dispute with Neuman and Neuman reassigns those accounts receivable, the Company would be paid the full amount of the accounts receivable by the major pharmaceutical retailer indebted to Neuman and the principal amount of the Secured Note would be reduced in an identical amount, with the result that there would be no net change in financial consequences to the Company as a result of the reassignment. There can be no assurance as to the likely outcome of the current dispute, whether by negotiation or arbitration.

     Claim  of  Daniel  Kantor
     -------------------------

     Mr. Kantor is a former director of the Company who owns or controls approximately 134,000 shares of the Company's common stock. In October 1996, the Company received a letter from an attorney for Mr. Kantor alleging mismanagement of the Company and requesting additional information. In June 1997, the attorney, acting on behalf of Mr. Kantor and other stockholders who appear to be related to Mr. Kantor, asked for copies of the Company's financial statements over the past three years, which the Company supplied. As of the date of this report, no other action has been taken with regard to the claims in the October 1996 letter by either Mr. Kantor or his attorney.

     Michael's Pharmacy and Michael Scicutella v. Drug Guild Distributors, Inc.,
     ---------------------------------------------------------------------------
et  al.
-------

     The plaintiff was a customer of Drug Guild who initiated this lawsuit in February 1997 in the United States District Court for the District of New Jersey, alleging that the Company has conspired with co-defendant wholesalers, McKesson Corp., Cardinal Health Company, W. Daly, Inc. and Remo Drug Corp. to deny credit to the plaintiff that is allegedly due to it, amounting to an alleged "group boycott" in violation of the federal Sherman Anti-trust Act and New Jersey's Anti-trust Act, as well as a breach of an implied covenant of good faith and fair dealing and tortious interference with the plaintiff's contracts.

     The plaintiff asked for preliminary and permanent injunctions as well as a money judgment against each defendant for what are described as actual, compensatory, punitive and trebled damages, attorney's fees and costs and such other relief as the court may deem appropriate. The court did not enter any preliminary injunction against any defendant. The Company filed an answer denying all of the material allegations of the complaint, setting forth various affirmative defenses, alleging a counterclaim against the plaintiff for the money it owes the Company, approximately $48,000, and asking for a dismissal of the complaint.

     The defendants, including the Company, have made motions for summary judgment seeking dismissal of all of the plaintiff's claims, which are pending before the court. The Company has also asked for summary judgement on its counterclaim. The court is not expected to decide the motions until sometime in 2000. If the motions are granted, the plaintiff's case will be dismissed in whole or in part. If all or any part of the plaintiff's claims survive the pending motions, additional discovery will take place and the case will probably go to trial in 2001. The Company believes that it will prevail in this case.

     United  States  Drug  Enforcement  Administration
     -------------------------------------------------

     In June 1997 the Company accepted an offer of settlement made by the United States Department of Justice on behalf of the United States Drug Enforcement Administration ("DEA") relating to approximately 800 violations of record keeping requirements which had been discovered by the DEA in a prior audit, with the result that the Company paid a $110,000 fine to the United States Department of Justice in full satisfaction of all claims.

     Other  Litigation  and  Claims.
     ------------------------------

     On June 16, 1997 the Company entered into a settlement agreement with its former chief executive officer concerning the Company's claims against him regarding losses it suffered as a result of certain questionable payments which the Company believed had been made during that officer's tenure and which the officer denied responsibility for. The terms of the settlement agreement provided that all such claims would be released in consideration for the former chief executive officer contributing back to the capital of the Company all right, title and interest in and to the 339,851.0869 shares of the Company's common stock held of record by him and his wife and his waiver and surrender of all of his rights to receive any unpaid deferred compensation provided for in his Employment Agreement of October 1, 1993.

     The Company is a party to several other pending legal actions, principally motor vehicle accidents involving vehicles owned or operated by the Company and claims for which the Company is covered by insurance. The results of these various lawsuits and claims will not materially affect the financial position of the Company.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The following matters have been submitted to a vote of the Company's security holders during the fiscal year ended July 31, 1997 through the solicitation of proxies or otherwise:

     (a) The Company's annual meeting of shareholders was held on June 27, 1997.

     (b) Proxies for the annual meeting of shareholders were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the proxy statement and all of those nominees were elected.

     (c) The following is a brief description of each matter voted upon at the annual meeting of shareholders together with the number of votes cast for, against, withheld, abstained or broker non-votes as to each such matter:


          (i) The Board of Directors proposed 11 nominees for election from whom the 7 members of the Board of Directors would be elected with the seven highest total votes. The following named persons received the number of votes set forth opposite their respective names, the same being a plurality of the votes cast by holders of shares entitled to vote thereon, for the directors of the Company for the ensuing year:

Names                   Votes
-------------------  ------------
Harold Blumenkrantz  4,689,046.09
Paul Emmanuel        4,045,604.78
Michael Katz         3,946,219.09


Alfred Hertel        3,445,698.64
Ernest Wyre          3,170,002.20
Howard Sternheim     3,045,389.13
Jerry Koblin         3,022,921.27

     (ii) A resolution submitted to the shareholders ratifying an amendment to the Company's By-Laws reducing the number of members of the Board of Directors to seven and those constituting a quorum to five, was adopted by the following vote:

     For the resolution 5,926,658.23 votes; Against 199,850.48 votes; Abstained 107,488.50.

     (iii) A resolution submitted to the shareholders ratifying an amendment to the Company's Certificate of Incorporation and By-Laws to eliminate a classified Board of Directors and provide that directors shall be elected at the annual meeting of shareholders for a term of one year and until their successors are elected and qualified, was adopted by the following vote:

     For the resolution 5,906,515.64 votes; Against 142,663.25; Abstained 184,818.32.

     (iv) A resolution submitted to the shareholders ratifying the sale of substantially all of the Company's assets and business to Neuman Distributors, Inc., a wholly-owned subsidiary of Neuman Health Services, Inc., was adopted by the following vote:

     For the resolution 5,353,637.76 votes; Against 1,168,890.96 votes; Abstained 41,265.61.

     (v) A resolution submitted to the shareholders ratifying the adoption of an amendment to the Company's Certificate of Incorporation to change its name to "DG Liquidation, Inc.", was adopted by the following vote:

     For the resolution 5,326,126.59 votes; Against 1,137,180.56 votes; Abstained 100,488.18.

     (vi) A resolution submitted to the shareholders ratifying the adoption of a Plan of Complete Liquidation of the Company providing, among other things, for the dissolution of the Company, was adopted by the following vote:

     For the resolution 5,133,653.12 votes; Against 1,329,653.03 votes; Abstained 100,488.18.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS.

     There  is  no  existing  public market for any of the Company's securities.

     As of July 31, 1997, there were approximately 381 holders of record of the Company's Common Stock and approximately 33 holders of record of its Preferred Stock. Since 17 Shareholders owned both Common and Preferred Stock, the Company had 397 Shareholders as of that date. As of the date of this report, all of the Company's Preferred Stock has been redeemed.

     The Company has never paid a cash dividend and does not expect to pay cash dividends in the future. As of the date of this report, liquidation payments have been made to preferred stockholders ($2,262,230) and common stockholders ($4,333,360, with a reserve of $178,369 for certain stockholders who could not be located), and additional liquidation payments will be made to the Company's common shareholders in accordance with the provisions of the Liquidation Plan.

ITEM  6.     SELECTED  FINANCIAL  DATA  INCOME  STATEMENT  DATA:

     This table has been omitted because the Company's financial reporting is now being made on the liquidation basis of accounting. See Item 8 - Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since July 1, 1997, the Company has been operating under the Liquidation Plan and its financial reporting is being made in accordance with the liquidation basis of accounting. Therefore, the following discussion relates to the financial statements presented on a liquidation basis, since statements previously presented on a going concern basis are no longer material to stockholder value.

     Statement  of  Net  Assets  in  Liquidation
     -------------------------------------------

     Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due June 30, 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note has been recorded at its present value of approximately $766,000. The purchase price is subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer has the right to return any receivables not paid after one year from the sale. As of January 2000 final adjustment of the purchase price had not been determined. Any adjustment will be recognized in the period in which the adjustment is determined.

     The Company has set aside as accrued and estimated liquidation expenses an amount believed to be adequate for payment of all expenses and other known liabilities as well as likely and quantifiable contingent obligations, including potential tax obligations. In the event this accrued and estimated liquidation expense is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company. The Company has therefore adopted a conservative policy of retaining sufficient assets to insure against any unforeseen and non-quantifiable contingencies.

     Statement  of  Changes  in  Net  Assets  in  Liquidation
     --------------------------------------------------------

     As of July 31, 1997, the Company had net assets in liquidation of $12,659,000. This represented an increase in estimated liquidation value of assets over liabilities of $767,000 from the net assets at June 30, 1997, the last day the Company operated on a going concern basis. This change was mainly attributed to a gain on sale of net assets (primarily inventory) of $3,683,000, and an insurance claim recovery of $1,000,000 as a result of the prior years loss on defalcation. This was offset by the estimated costs for liquidation (primarily legal and other professional fees) of $2,017,000 and a charge of $305,000 on the termination of the Company's pension plan. The provision for income taxes related to the change in net assets was $1,789,000 due primarily to the write off of deferred tax assets.

     The Company will receive payments of interest on the Neuman notes. In addition, as a result of the Company's conservative policy of retaining assets, the Company will earn interest income. The estimated interest income from these sources (until July 31, 2002, the estimated date of final liquidation) is $2,200,000. The terms of the asset sale also provided for Neuman to lease trucks from the Company for one year for $365,000. The estimated interest income and the truck rental are not included in the July 31, 1997 Statement of Changes in Net Assets.

     Year  2000  Issues
     ------------------

     The "Year 2000" Issue is the result of computer systems and programs using two digits rather than four digits to define the applicable year. Computer systems and programs that have date-sensitive applications may recognize a date using "00" as the year 1900 rather than the year 2000. this can result in system failures or miscalculations causing disruption of operations including, but not limited to, complete system failures, erroneous results and inability to process transactions, send invoices, make payments or otherwise conduct normal business activities.

     The only computers utilized by the Company in its liquidation phase are two desktop computers used by Messrs. Blumenkrantz and Reba. The Company's "Year 2000" compliance program involves review and updating of the desktop computer software to versions which are "Year 2000 compliant." The Company's budget for these activities is less than $1,000.

     The Company has communicated with Neuman and understands that its financial and payment systems have become year 2000 compliant and are expected to be fully operational without disruption.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

       See  the  index  constituting  a  part  of  Item  14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) On July 2, 1996, the Company's Executive Committee decided to end the engagement of the Anchin Firm as the independent auditors of the Company as a result of concerns that the independence of the Anchin Firm might be deemed to be impaired by the Company's then pending investigation of recently discovered defalcations of inventory of the Company.

     The independent auditors' reports on the Company's financial statements for the fiscal years ended July 31, 1994 and July 31, 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company believes, and was advised by the Anchin Firm that it concurred in such belief, that during the fiscal years ended July 31, 1994 and July 31, 1995, and from that date to the date of termination of the services of the Anchin Firm, the Company and the Anchin Firm did not have any disagreement on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The Anchin Firm had refused to provide reissued manually signed reports for fiscal 1995 and 1994 due to their concern that they had lost their independence as auditors because of potential claims against the Anchin Firm by the Company as a result of the inventory defalcations discovered in May of 1996 (discussed elsewhere in this report) and which relate to each of the three fiscal years of the Company ended July 31, 1996. There can be no assurance that the Anchin Firm would issue the report in its original form and without qualification if the aforesaid concern regarding their independence was resolved.

     The Company inquired of the Anchin Firm whether investors should be advised that the previously issued report has been withdrawn and could not be relied upon. The Anchin Firm responded that the report should not be withdrawn.

     (b) On July 11, 1996, the Company engaged Richard A. Eisner & Company, LLP ("Eisner") as its independent auditors to audit the Company's financial statements for the fiscal year ended July 31, 1996. In November 1996, the Company engaged Eisner to audit the Company's financial statements for the fiscal years ended July 31, 1995 and July 31, 1994. The Company subsequently engaged Eisner to audit its financial statements for the fiscal year ended July 31, 1997.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following individuals have served as officers of the Company during the fiscal year ended July 31, 1997 or have been subsequently appointed to fill a vacancy created by the resignation or retirement of an officer:


Name                              Age  Position
--------------------------------  ---  ------------------------------------------------
Harold Blumenkrantz                59  President, Chief Executive Officer and Director
Alfred Hertel                      68  Chairman of the Board and Director
Roman Englander                    68  President and Chief Executive Officer (resigned)
Alan Glenn                         67  Senior Vice President and Chief Operating
Officer and President (resigned)
Michael Katz                       58  Vice President and Director
Howard Sternheim                   65  Vice President and Director
Gerald Koblin                      60  Secretary - Treasurer and Director
Paul Emanuel                       71  Director
Ernest Wyre                        73  Director
Mark Englander                     41  Vice President (not reappointed)
Norman Genzer                      55  Vice President (not reappointed)
Jay Reba                           56  Vice President - Finance (not reappointed)
Martin Shapiro                     66  Secretary - Treasurer (resigned)
Jack Lynch                         56  Secretary - Treasurer (not reappointed)

The Company's officers hold office until the next annual meeting of the Company's Board of Directors and until their respective successors are elected.

Harold Blumenkrantz has been a member of the Executive Committee of the Company's Board of Directors for more than the past five years and was appointed President in June 1997. He has been a principal of West End Family Pharmacy, Inc., Long Branch, New Jersey, since 1962.

Alfred Hertel has been an officer and director of the Company and an officer and a principal shareholder of Oakland Drug Inc., located in Oakland, New Jersey, for more than the past five years.

Alan Glenn was appointed President of the Company in March 1996. He became a Vice President in 1973; Senior Vice President in 1980; and Chief Operating Officer in 1995. Prior thereto and for more than 25 years, he was a principal of Ritz Drugstores, which operates in New Jersey. Mr. Glenn retired as President of the Company on August 31, 1996.

Michael Katz was principal of Katz Drug, Brooklyn, New York since prior to 1989 and is now retired. Mr. Katz has been a director of the Company since 1976 and a vice president of the Company since June 1997.

Howard Sternheim has been president and principal shareholder of Vanderveer Pharmacy, Inc. in Brooklyn, New York, as well as other drugstores and one variety story in the New York City metropolitan area, for more than the past five years. He has been a director of the Company since 1976 and a vice president since June 1997.

Gerald Koblin has been a principal of Koblin Pharmaceuticals, Inc., Nyack, New York for more than the past five years. Mr. Koblin has been a director of the Company since 1995.

Paul Emmanuel has been the owner of Town and Country Pharmacy, Inc., Ridgewood, New Jersey for more than the past five years. Mr. Emmanuel has been a director of the Company since 1985.

Ernest Wyre was a principal of Lenox Terrace Drugstore, Inc. and Fairview Chemists, Brooklyn, New York for more than five years prior to 1987 and since that time has been a private investor. Mr. Wyre has been a director of the Company since 1976.

In connection with adoption of the Liquidation Plan in June 1997, the Company's shareholders approved elimination of staggered terms for members of the Board of Directors and reduced the number of members from 34 to 7.

The following table sets forth the names of the directors of the Company who served during the fiscal year ended July 31, 1997 and, as to each such director, the year in which each began as director and the number and percentage of outstanding shares of Common Stock and Preferred Stock of the Company owned by him. The table also contains information as to the ownership of such Common Stock and Preferred Stock by the officers of the Company who own such securities and by all such officers and directors as a group.

                                                 Common  Stock      Preferred  Stock
                                              Owned  Beneficially  Owned  Beneficially
                                               at July 31, 1997    at July 31, 1997 *
                                              -------------------  -------------------
Director                            Number     Percent    Number    Percent
Name                                 Since    of Shares  of Class  of Shares  of Class
---------------------------------  ---------  ---------  --------  ---------  --------
Harold Blumenkrantz                     1981     36,685       .38   1,053.99      4.69
Marco Cutinello                         1992         --        --         --        --
Louis Del Rosso                         1986     30,790       .32         --        --
Herbert Dudak                           1986     96,578      1.01     312.19      1.38
Harold Eckstein                         1983    217,563      2.28         --        --
Paul Emanuel                            1985     24,480       .25         --        --
Hal Epstein                             1987     63,962       .67         --        --
Peter Esposito                          1991     13,242       .14         --        --
Sidney Falow                            1979     24,740       .26         --        --
Sanford Fishman                         1976     93,705       .98         --        --
Herbert Gordon                          1995    123,403      1.29         --        --
Gerald Ginsberg                         1978    222,346      2.33         --        --
George Grumet                           1988     47,935       .50   2,072.50      9.16
Alfred Hertel                           1976    113,358      1.19         --        --
Steven J. Kabakoff                      1989     50,999       .53         --        --
Michael Katz                            1976    101,196      1.06         --        --
Jay Kessler                             1986    112,231      1.17         --        --
Gerald Koblin                           1995     43,997       .46         --        --
Jerry Koizim                            1988     23,398       .25         --        --
Anthony Kranjac                         1992     57,658       .60         --        --
Ely Krellenstein                        1976    206,323      2.16         --        --
John Lynch                              1976    289,162      3.03         --        --
George Manolakis                        1983    108,456      1.14         --        --
Boris Mantell                           1991     45,026       .47         --        --
Richard Rostholder                      1988    370,913      3.88         --        --
Bipinchandra Shah                       1987    134,693      1.41         --        --
Murray Shapiro                          1976     27,504       .29         --        --
Howard Sternheim                        1976    663,567      6.95         --        --
Alan Traster                            1989    117,608      1.23         --        --
Ernest Wyre                             1976    149,699      1.57         --        --
Total of All Officers and
Directors as a group (34 persons)             3,691,707     38.65   3,438.68      15.2
______________________

     *Preferred  shareholders  have  received their liquidation payments and have been fully redeemed. Messrs. Blumenkrantz, Dudak and Grumet were redeemed during the fiscal year  ended  July  31,  1998.

ITEM  11.     EXECUTIVE  COMPENSATION.

     Summary  Compensation  Table

     The following table sets forth, for the fiscal years ended July 31, 1997, 1996 and 1995, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                              ANNUAL  COMPENSATION

                                                          Other
Name                                                      Annual   All  Other
and  Principal                                            Compen-   Compen-
Position                    Year        Salary     Bonus  sation   sation(1)
-----------------------  -----------  -----------  -----  ------  -----------
Roman Englander                 1996  $272,198.00     --      --  $ 10,327.00
President and                   1995  $526,400.00     --      --  $ 10,320.00
CEO(2)

Alan Glenn                      1997  $ 46,333.00     --      --           --
Senior Vice                     1996  $202,800.00     --      --  $  3,064.00
President,                      1995  $202,800.00     --      --  $  2,870.00
CEO, COO(3)

Jay Reba                        1997  $109,170.00     --      --           --
Vice President                  1996  $107,600.00     --      --           --
Finance(4)                      1995  $107,600.00     --      --           --

Mark Englander                  1997  $103,552.00     --      --           --
Vice President(4)               1996  $106,000.00     --      --           --
                                1995  $105,500.00     --      --           --

Norman Genzer                   1997  $112,521.00     --      --           --
Vice President(4)               1996  $105,500.00     --      --           --
                                1995  $108,000.00     --      --           --

All Executive Officers
as a Group  (5 persons)               $413,351.00     --      --           --

(1) Value of insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance for the benefit of the named executive officer.


(2)     Retired  effective  December  31,  1995.

(3) Appointed President of the Company in March 1996. Retired from the Company effective August 31, 1996.

(4) Resigned from the Company in July 1997 in connection with the asset sale to Neuman.

     Mr. Englander resigned as a Director of the Company and as a trustee of the Company's Pension Plan and Profit Sharing Plan effective February 28, 1997.

     None of the directors or members of the Executive Committee, except Mr. Englander (who has resigned) and Mr. Katz (who receives a salary of $1,000 per month for assistance in liquidation activities), received any direct remuneration from the Company or reimbursement for expenses, except that the Company paid the premiums for term life insurance policies covering most of them with the benefits of $100,000 each payable to their designees until the sale of its assets on July 3, 1997. The aggregate annual premiums for these policies was approximately $49,000.

     Although most of the directors are affiliated with certain customers of the Company, all transactions between such customers and the Company were in its normal course of business and these customers received no preferences as to price or other terms and conditions at which they buy products from the Company by virtue of being affiliated with directors, except that during the fiscal years ending with July 31, 1995, customers of the Company who were affiliated with members of the Executive Committee received a courtesy credit of $10,000 against their respective accounts payable to the Company, an aggregate of $50,000 for the fiscal year ended July 31, 1995.

     The Company's non-contributory defined benefit pension plan for eligible non-union employees was terminated in August 1997. See Note H of Notes to Financial Statements.

     The Company also had a profit-sharing plan, including a 401(k), for non-union employees, including its officer-employees, which requires no fixed or minimum contribution. There has been no contribution to the profit-sharing plan since the fiscal year ended July 31, 1994. Under the plan, contributions by the Company are allocated among the accounts of participating employees in proportion to their respective compensations, as defined. Upon retirement, death or disability, participating employees are entitled to the value of their accounts as provided in the plan. An employee's interest in the plan becomes vested in increments over the first five years of his membership.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the Company, no person owns beneficially or of record more than 5% of any class of the Company's voting securities except for the following:

(1)                                (2)                            (3)                   (4)
Title of                     Name and Address            Amount of Shares and         Percent
Class                      of beneficial owner      Nature of Beneficial Ownership   of Class
----------------------  --------------------------  -------------------------------  ---------
Preferred               John Hoover                                        2,065.9       9.13%
Stock                   714 North Market Street
                        Cortez, CO  81321

-                       Maurice Malin                                      2,339.4      10.34%
-                       45 Hall Place
-                       Tappan, New York  10983

-                       George Grumet                                      2,072.5       9.16%
-                       17 Phillips Road
-                       Edison, New Jersey  08816

Common                  Howard Sternheim                                   663,567       6.95%
Stock                   1020 Park Avenue
                        New York, NY  10028

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company entered into consulting agreements with its President, Harold Blumenkrantz, and with Jay Reba, its former Vice President-Finance, for the purpose of implementing the Liquidation Plan. The terms of the consulting agreement with Mr. Blumenkrantz provide for his part-time employment on a month-to-month basis for a consulting fee of $5,000 per month, plus reasonable and customary expenses. The consulting agreement with Mr. Reba is in writing, dated June 4, 1998, and provided for his consulting services for a minimum of three months and on a month-to-month basis thereafter for a consulting fee of $11,400 per month, plus reasonable and customary expenses and a severance payment of $34,200. Mr. Reba's consulting agreement terminated August 31, 1999 and he is now engaged by the Company on a month-to-month basis to render limited consulting services for a fee of $2,750 per month.

     The Company occupies office space, on a month-to-month basis, in the offices of its President, Harold Blumenkrantz, in Eatontown, New Jersey, and Boca Raton, Florida, at an annual cost, including telephone service, photocopies and postage, of $1,200.

     Michael Katz, a director, receives a salary of $1,000 per month for assistance in liquidation activities. No other director received any direct remuneration from the Company or reimbursement for expenses, except that the Company paid the premiums for term life insurance policies covering most of them with the benefits of $100,000 each payable to their designees until the sale of its assets on July 3, 1997. The aggregate annual premiums for these policies was approximately $49,000.

     Although most of the directors are affiliated with certain customers of the Company, all transactions between such customers and the Company were in its normal course of business and these customers receive no preferences as to price or other terms and conditions at which they buy products from the Company by virtue of being affiliated with directors, except that during the fiscal years ending with July 31, 1995, customers of the Company who were affiliated with members of the Executive Committee received a courtesy credit of $10,000 against their respective accounts payable to the Company, an aggregate of $50,000 for the fiscal year ended July 31, 1995.

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENTS,  FINANCIAL  STATEMENT

Schedules  and  Reports  on  Form  8-K

(a)(1)     Financial  Statements.

The  following  are  filed  with  this  report:

i)      Independent Auditor's Report.
ii)     Statement of Net Assets (liquidation basis) at July 31, 1997.
iii)    Statement of Changes in Net Assets (liquidation basis) for the period from July 1, 1997 to July 31, 1997.
iv)     Balance Sheet (going concern basis) at July 31, 1996.
v)      Statements of Operations (going concern basis) for the period from August 1, 1996 to
        June 30, 1997 and for the years ended July 31, 1996 and 1995.
vi)     Statements of  Stockholders'  Equity (going  concern  basis) for the period from
        August 1, 1996 to June 30, 1997 and for the years ended July 31, 1996 and 1995.
vii)    Statements of Cash Flows (going concern basis) for the period from August 1, 1996 to June 30, 1997 and for the years ended July 31, 1996 and 1995.
viii)   Notes to the Financial Statements.

(a)(2)  Financial Statement Schedules:

        i)    Schedules  II  -  Valuation  and  Qualifying  Accounts

(a)(3)  Exhibits.

The  following  exhibits  are  filed  as  part  of  this  report:


Exhibit Number                              Exhibit
---------------  --------------------------------------------------------------

2                Plan of Liquidation adopted June 27, 1997

3(a)             Certificate of Incorporation of the Registrant, filed
                 July 22, 1976 and Amendments to Certificate of
                 Incorporation (6)

(b)              Registrant's By-laws and Amendments thereto (6)

(c) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation (7)

(d)              Amendment to By-Laws (13)

4(a)             Common Stock Subscription Agreement (9)

4(b)             Preferred Stock Subscription Agreement (9)

(c)              Old Common Stock Subscription Agreement (4)

(d)              Special Common Stock Subscription Agreement (4)

(e)              Special Common Stock Subscription Agreement
                 Modified as of January 15, 1988 (5)

(f)              Variable Rate Promissory Note Subscription
                 Agreement (4)

(g)              Form of Variable Rate Promissory Note (1)

(h)              Form of Old Common Stock Certificate (3)

(i)              Form of Special Common Stock Certificate (3)

(j) Special Common Stock Subscription Agreement modified as of June, 1989 (6)

(k)              Form of Common Stock Certificate (8)

(1)              Form of Preferred Stock Certificate (8)

(m)              Revised Common Stock Subscription Agreement (10)

                 (The Registrant will furnish the Securities and Exchange
                 Commission upon request a copy of each instrument defining the rights of the holders of the Registrant's long term debt)

10(a) Lease, dated September 13, 1973, between the Registrant and Hartz Mountain Industries, Inc., as amended
                 November 19, 1980 and December 28, 1981 (2)

(b) Employment Agreement, dated as of December 19, 1985, between the Registrant and Roman Englander (5)

(c)              Pension Plan Restated as of January 1, 1978 (3)

(d)              Profit Sharing Plan (3)

(e)              Amendment, dated as of February 23, 1989, to Accounts
                 Financing Agreement dated March 24, 1980, as amended, between the Registrant and Bankers Trust Company (7)

(f)              Lease, dated December 15, 1989, between the
                 Registrant and Hartz Mountain Industries, Inc. (7)

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

(j) Agreement dated July 6, 1993 between the Registrant and Joseph B. Churchman (12)

(k)              Amended and Restated Drug Guild Distributors, Inc
                 Profit Sharing Plan and Trust effective August 1, 1989
                 and the Amendment thereto dated 9/1/94 (13)

(l)              Amended and Restated Drug Guild Distributors, Inc.
                 Pension Plan effective January 1, 1989 and the
                 Amendment thereto dated 9/1/94 (13)

(m)              Resignation Agreement between the Company and
                 Roman Englander dated December 5, 1996 (13).

(n)              Indemnification Agreement between the Company and
                 Joseph B. Churchman dated June 18, 1996. (13)

(o) Agreement and Plan of Merger by and among the Company Neuman Distributors, Inc. and Neuman
                 Health Services, Inc. dated as of October 25, 1996. (13)

(p)              Agreement between the Company and Jay Reba dated
                 June 4, 1998.


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

(13) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1996.

     (b)  Reports on Form 8-K

     (1) A Form 8-K was filed with the Securities and Exchange Commission ("SEC") on August 9, 1996 and thereafter amended by a Form 8-K/A filed with the SEC on August 23, 1996

     (2)  A Form 8-K was filed with the SEC on April 3, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this amended Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on January 31, 2000.

                              DG LIQUIDATION, INC.

                              By:    /s/  Harold  Blumenkrantz
                              --------------------------------
                              Harold  Blumenkrantz,  President
                              and  Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Harold Blumenkrantz          President, Chief Executive   January 31, 2000
-------------------------------
     Harold Blumenkrantz         Officer and Director

/s/ Jerry Koblin                 Vice President, Treasurer,   January 31, 2000
-------------------------------
     Jerry Koblin                Principal Financial and
Accounting Officer and Director

/s/ Alfred Hertel                Chairman of the Board        January 31, 2000
-------------------------------
     Alfred Hertel               and Director

/s/ Michael Katz                 Vice President and Director  January 31, 2000
-------------------------------
     Michael Katz

/s/ Howard Sternheim             Vice President and Director  January 31, 2000
-------------------------------
     Howard Sternheim

/s/ Paul Emanuel                 Director                     January 31, 2000
-------------------------------
     Paul Emanuel

/s/ Ernest Wyre                  Director                     January 31, 2000
-------------------------------
     Ernest Wyre

INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors  and  Stockholders
DG  Liquidation,  Inc.
Eatontown,  New  Jersey


We have audited the accompanying balance sheet of DG Liquidation, Inc. (formerly Drug Guild Distributors, Inc.) as of July 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended and for the period from August 1, 1996 to June 30, 1997. In addition, we have audited the accompanying statement of net assets (liquidation basis) as of July 31, 1997 and the related statement of changes in net assets (liquidation basis) for the period from July 1, 1997 to July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the stockholders of the Company approved a plan of liquidation on June 27, 1997 and on July 3, 1997, the Company sold substantially all its net assets and commenced liquidation proceedings. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 1997 from the going concern basis to a liquidation basis.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of DG Liquidation, Inc. as of July 31, 1996, the results of its operations and its cash flows for each of the years in the two-year period then ended and for the period from August 1, 1996 to June 30, 1997, the net assets in liquidation as of July 31, 1997 and changes in net assets in liquidation for the period from July 1, 1997 to July 31, 1997, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.


/S/  Richard  A.  Eisner  &  Company,  LLP
------------------------------------------
Richard  A.  Eisner  &  Company,  LLP

New  York,  New  York
January  21,  1998

With  respect  to  the  second  paragraph  of  Note  N
February  17,  1998

With  respect  to  Notes  K[2],  K[3]  and  K[6],
October  27,  1998,  July  1,  1998  and  June  4,  1998,  respectively

With  respect  to  Note  L,  December  28,  1998

DG  LIQUIDATION,  INC.
(formerly  known  as  Drug  Guild  Distributors,  Inc.)

STATEMENT  OF  NET  ASSETS
(liquidation  basis)

JULY  31,  1997
(In  thousands,  except  shares  and  per  share  data)


ASSETS
Cash                                                                                $   230
United States Treasury bills, at cost which approximates market value                 3,803
Notes receivable, including accrued interest of $68                                  11,484
Insurance claim receivable                                                            1,000
Recoverable insurance premiums and other assets                                         287
Delivery trucks held for sale, at estimated net realizable value                        427
Deferred tax asset                                                                      127
                                                                                    -------

                                                                                     17,358
                                                                                    -------

LIABILITIES
Notes payable                                                                            80
Estimated liquidation expenses                                                        1,924
Accrued expenses and taxes                                                              433
                                                                                    -------

                                                                                      2,437
Redeemable preferred stock; authorized 250,000 shares, $100 par value; issued and
  outstanding 22,620 shares at redemption value                                       2,262
                                                                                    -------

                                                                                      4,699
                                                                                    -------

Commitments and contingencies (Note K)

NET ASSETS IN LIQUIDATION                                                           $12,659
                                                                                    =======

NET ASSETS IN LIQUIDATION PER COMMON SHARE (BASED ON 9,552,000 COMMON SHARES
  OUTSTANDING                                                                       $  1.33
                                                                                    =======


See  notes  to  financial  statements                                        F-2

STATEMENT  OF  CHANGES  IN  NET  ASSETS
(liquidation  basis)

FOR  THE  PERIOD  FROM  JULY  1,  1997  AND  TO  JULY  31,  1997
(In  thousands)

Net assets at June 30, 1997                                                              $11,892
                                                                                         --------

Gain on sale of net assets on July 3, 1997                                                 3,683
Estimated costs incurred and to be incurred during period of liquidation                  (2,017)
Insurance claim recovery                                                                   1,000
Interest and other income                                                                    114
Loss on termination of pension plan                                                         (305)
Dividend on preferred stock                                                                  (13)
Other adjustments to net assets                                                               94
                                                                                         --------

Increase in net assets before income taxes                                                 2,556

Provision for income taxes related to change in net assets, including deferred taxes of
 $1,681, principally representing write-off of deferred tax asset                         (1,789)
                                                                                         --------

Increase in estimated liquidation value of assets over liabilities                           767
                                                                                         --------

NET ASSETS IN LIQUIDATION AT JULY 31, 1997                                               $12,659
                                                                                         ========


See  notes  to  financial  statements                                        F-3

BALANCE  SHEET
(going  concern  basis)

JULY  31,  1996
(In  thousands,  except  shares  and  per  share  data)

ASSETS
Cash and cash equivalents                                                                            $    200
Trade receivables - stockholders                                                                       27,913
Trade receivables - nonstockholders                                                                    39,361
Allowance for doubtful accounts                                                                        (1,203)
Merchandise inventory                                                                                  29,440
Tax refund receivable                                                                                   1,036
Prepaid expenses and other current assets                                                                 805
                                                                                                     ---------

   Total current assets                                                                                97,552
                                                                                                     ---------

Property and equipment, net                                                                             3,331
                                                                                                     ---------

Other assets:
 Trade receivables, noncurrent portion - stockholders                                                   1,593
 Trade receivables, noncurrent portion - nonstockholders                                                2,288
 Allowance for doubtful accounts                                                                         (438)
 Deferred income tax benefit                                                                            1,426
 Other assets                                                                                             222
                                                                                                     ---------

   Total other assets                                                                                   5,091
                                                                                                     ---------

                                                                                                     $105,974
                                                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable - bank                                                                                 $ 53,104
Notes and loans payable                                                                                   527
Accounts payable                                                                                       34,590
Accrued expenses and taxes                                                                              1,475
                                                                                                     ---------

   Total current liabilities                                                                           89,696
                                                                                                     ---------

Notes payable                                                                                             237
Deferred rent payable                                                                                     263
Deferred compensation payable                                                                             570
                                                                                                     ---------

   Total long-term liabilities                                                                          1,070
                                                                                                     ---------

   Total liabilities                                                                                   90,766
                                                                                                     ---------

Redeemable preferred stock:
 Authorized 250,000 shares, $100 par value; issued and outstanding - 26,000 shares                      2,589
                                                                                                     ---------

Stockholders' equity:
 Common stock, authorized 25,000,000 shares, $1 par value, issued and outstanding 10,023,000 shares    10,023
 Subscribed and unissued - 412,000 shares                                                                 412
 Additional paid-in capital                                                                             3,628
 Accumulated deficit                                                                                     (805)
                                                                                                     ---------

   Total before subscriptions receivable                                                               13,258
 Less subscriptions receivable                                                                            639
                                                                                                     ---------

   Total stockholders' equity                                                                          12,619
                                                                                                     ---------

                                                                                                     $105,974
                                                                                                     =========


See  notes  to  financial  statements                                        F-4

STATEMENTS  OF  OPERATIONS
(going  concern  basis)
(In  thousands,  except  per  share  data)


                                                        PERIOD FROM
                                                       AUGUST 1, 1996
                                                        TO JUNE 30,              YEAR ENDED JULY 31,
                                                                        --------------------------------
                                                            1997                1996             1995
                                                      ----------------  ---------------------  ---------
Net sales                                             $       454,572   $            501,383   $493,827
Cost of sales                                                 426,833                468,108    460,150
Estimated loss on defalcation                                                          7,400      5,200
                                                      ----------------  ---------------------  ---------

Gross profit                                                   27,739                 25,875     28,477
                                                      ----------------  ---------------------  ---------

Expenses:
  Warehouse                                                     8,197                  8,886      8,822
  Shipping and delivery                                         5,310                  5,674      5,783
  Selling, general and administrative                          11,478                 10,229      9,682
  Interest expense                                              4,805                  5,494      5,327
  Interest income                                                (500)                  (601)      (546)
  Gain on settlement of claim                                    (596)
                                                      ----------------  ---------------------  ---------

    Net operating expenses                                     28,694                 29,682     29,068
                                                      ----------------  ---------------------  ---------

Loss before income taxes                                         (955)                (3,807)      (591)
                                                      ----------------  ---------------------  ---------

(Benefit) provision for income taxes:
  Current                                                         (68)                (1,151)       (94)
  Deferred                                                       (382)                  (392)         8
                                                      ----------------  ---------------------  ---------

                                                                 (450)                (1,543)       (86)
                                                      ----------------  ---------------------  ---------

NET LOSS                                                         (505)                (2,264)      (505)
Stock dividend on preferred stock                                 145                    191        291
                                                      ----------------  ---------------------  ---------

Net loss attributable to common stockholders          $          (650)  $             (2,455)  $   (796)
                                                      ================  =====================  =========

LOSS PER COMMON SHARE                                 $         (0.07)  $              (0.24)  $  (0.08)
                                                      ================  =====================  =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            9,957                 10,062      9,930
                                                      ================  =====================  =========


See  notes  to  financial  statements                                        F-5

STATEMENTS  OF  STOCKHOLDERS'  EQUITY
(going  concern  basis)
(all  amounts  in  thousands)

                                                                COMMON STOCK $1 PAR VALUE
                                                -------------------------------------------------------
                                                         ISSUED AND                 SUBSCRIBED AND
                                                         OUTSTANDING                   UNISSUED             ADDITIONAL
                                                ------------------------------  -----------------------      PAID-IN
                                                   SHARES          AMOUNT         SHARES       AMOUNT        CAPITAL
                                                ------------  ----------------  -----------  ----------  ---------------
BALANCE - JULY 31, 1994                               9,883   $         9,883          670   $     670   $        3,927
Transactions for the year ended July 31, 1995:
 Net loss
 Common stock redeemed or cancellations                 (19)              (19)         (64)        (64)              (5)
 Common stock to offset accounts receivable            (111)             (111)                                      (64)
 Collections on subscriptions                           247               247         (247)       (247)
 Stock dividend on preferred stock
 Common stock subscription adjustments                                                  66          66              (66)
                                                ------------  ----------------  -----------  ----------  ---------------

BALANCE - JULY 31, 1995                              10,000            10,000          425         425            3,792

Transactions for the year ended July 31, 1996:
 Net loss
 Common stock redeemed or cancellations                                                 (1)         (1)             (18)
 Common stock to offset accounts receivable             (98)              (98)                                      (37)
 Collections on subscriptions                           121               121         (121)       (121)
 Stock dividend on preferred stock
 Common stock subscription adjustments                                                 109         109             (109)
                                                ------------  ----------------  -----------  ----------  ---------------

BALANCE - JULY 31, 1996                              10,023            10,023          412         412            3,628

Transactions for the period from August 1,
 1996 to June 30, 1997:
   Net loss
   Common stock redeemed or cancellations               (56)              (56)        (601)       (601)              33
   Common stock to offset accounts receivable          (100)             (100)                                       76
   Collections on subscriptions                          25                25          (38)        (38)              13
   Stock dividend on preferred stock
   Stock forfeited in settlement of claim              (340)             (340)                                      272
   Common stock subscription adjustments                                               227         227             (227)
                                                ------------  ----------------  -----------  ----------  ---------------

BALANCE - JUNE 30, 1997                               9,552   $         9,552            0   $       0   $        3,795
                                                ============  ================  ===========  ==========  ===============



                                                 (ACCUMULATED         TOTAL
                                                   DEFICIT)          BEFORE           LESS       TOTAL
                                                   RETAINED       SUBSCRIPTIONS  SUBSCRIPTIONS STOCKHOLDERS'
                                                   EARNINGS        RECEIVABLE      RECEIVABLE    EQUITY
                                                ---------------  ---------------  ------------  --------
BALANCE - JULY 31, 1994                         $        2,446   $       16,926   $     1,504   $15,422
Transactions for the year ended July 31, 1995:
 Net loss                                                 (505)            (505)                   (505)
 Common stock redeemed or cancellations                                     (88)          (63)      (25)
 Common stock to offset accounts receivable                                (175)                   (175)
 Collections on subscriptions                                                 0          (541)      541
 Stock dividend on preferred stock                        (291)            (291)                   (291)
 Common stock subscription adjustments                                        0                       0
                                                ---------------  ---------------  ------------  --------

BALANCE - JULY 31, 1995                                  1,650           15,867           900    14,967

Transactions for the year ended July 31, 1996:
 Net loss                                               (2,264)          (2,264)                 (2,264)
 Common stock redeemed or cancellations                                     (19)          (21)        2
 Common stock to offset accounts receivable                                (135)                   (135)
 Collections on subscriptions                                                 0          (240)      240
 Stock dividend on preferred stock                        (191)            (191)                   (191)
 Common stock subscription adjustments                                        0                       0
                                                ---------------  ---------------  ------------  --------

BALANCE - JULY 31, 1996                                   (805)          13,258           639    12,619

Transactions for the period from August 1,
 1996 to June 30, 1997:
   Net loss                                               (505)            (505)                   (505)
   Common stock redeemed or cancellations                                  (624)         (601)      (23)
   Common stock to offset accounts receivable                               (24)                    (24)
   Collections on subscriptions                                               0           (38)       38
   Stock dividend on preferred stock                      (145)            (145)                   (145)
   Stock forfeited in settlement of claim                                   (68)                    (68)
   Common stock subscription adjustments                                      0                       0
                                                ---------------  ---------------  ------------  --------

BALANCE - JUNE 30, 1997                         $       (1,455)  $       11,892   $         0   $11,892
                                                ===============  ===============  ============  ========


See  notes  to  financial  statements                                        F-6

STATEMENTS  OF  CASH  FLOWS
(going  concern  basis)
(In  thousands)


                                                                             PERIOD FROM
                                                                            AUGUST 1, 1996         YEAR ENDED JULY 31,
                                                                             TO JUNE 30,     --------------------------------
                                                                                 1997                1996             1995
                                                                           ----------------  ---------------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $          (505)  $             (2,264)  $   (505)
 Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                     998                    891      1,031
     Noncash gain on settlement of claim                                              (596)
     Deferred compensation payable                                                     (42)                   (53)       (49)
     Deferred income taxes                                                            (382)                  (392)         8
     Changes in:
       Trade receivables, net                                                        2,031                 (2,908)    (6,318)
       Merchandise inventory                                                        (4,252)                 9,456     (4,033)
       Tax refund receivable                                                         1,036                 (1,036)
       Prepaid expenses and other current assets                                       175                    (14)       446
       Accounts payable                                                              5,189                 (2,873)    (4,515)
       Deferred rent payable                                                            99                    263
       Accrued expenses and taxes                                                       78                   (339)       677
                                                                           ----------------  ---------------------  ---------
         Net cash provided by (used in) operating activities                         3,829                    731    (13,258)
                                                                           ----------------  ---------------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                  (767)                  (880)    (1,405)
 (Increase) decrease in other assets                                                   170                    218       (217)
                                                                           ----------------  ---------------------  ---------
         Net cash used in investing activities                                        (597)                  (662)    (1,622)
                                                                           ----------------  ---------------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable                                                           (396)                  (528)      (627)
 Net increase (decrease) in short-term bank debt                                    (2,166)                   (71)    15,858
 Collections on common stock                                                            38                    242        541
 Common stock redeemed                                                                 (23)                              (24)
 Preferred stock redeemed                                                             (485)                (1,535)      (804)
                                                                           ----------------  ---------------------  ---------
         Net cash (used in) provided by financing activities                        (3,032)                (1,892)    14,944
                                                                           ----------------  ---------------------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   200                 (1,823)        64
Cash and cash equivalents - beginning of period                                        200                  2,023      1,959
                                                                           ----------------  ---------------------  ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $           400   $                200   $  2,023
                                                                           ================  =====================  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                             $         4,805   $              5,353   $  5,327
 Income taxes - paid                                                                         $                101   $      1
 Income taxes - refunded                                                   $         1,036   $                377   $    477
 Summary of noncash transactions:
   Reduction of accrued expenses in exchange for issuance of notes
     payable                                                                                 $                 19   $     24
   Cancellation of common shares and liability for deferred compensation
     in connection with settlement of claim                                $           596
   Accounts receivable reduced for redemptions of:
     Common stock                                                          $            24   $                135   $    177
     Preferred stock                                                                                                $    777
   Stock dividends on preferred stock                                      $           145   $                191   $    291
   Common stock subscriptions, net of cancellations                                                                 $    (64)


See  notes  to  financial  statements                                        F-7

DG  LIQUIDATION,  INC.
(formerly  known  as  Drug  Guild  Distributors,  Inc.)

NOTES  TO  FINANCIAL  STATEMENTS



NOTE  A  -  PLAN  OF  LIQUIDATION,  SALE  OF  ASSETS  AND  BASIS OF PRESENTATION

[1]     PLAN  OF  LIQUIDATION:

DG Liquidation, Inc. (the "Company"), formerly known as Drug Guild Distributors, Inc., was a wholesale distributor of a wide variety of products to drug stores and health and beauty aid stores located primarily in the State of New Jersey, the greater New York City metropolitan area and Connecticut.

A Plan of Complete Liquidation (the "Plan") was approved by the holders of a majority of the Company's outstanding shares of common stock on June 27, 1997. The Plan provides for: (1) the sale of the Company's operating assets, (2) the payment of or provision for all of the Company's remaining liabilities and obligations, (3) payment to the holders of preferred stock the amount of $100 per share in full, prior to any amount distributed to the common stockholders and (4) the dissolution of the Company.

[2]     SALE  OF  ASSETS:

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 noninterest bearing promissory note due on August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years and collateralized by a standby letter of credit. The adjustable value note bears interest at a rate (6.69% at July 31, 1997) determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. In addition, the Company received an option in favor of the Company's stockholders to purchase under certain conditions, at 85% of the per share offering price, an aggregate of 10% of Neuman shares to be made available in a public offering in the event Neuman files a registration statement with the Securities Exchange Commission prior to July 3, 2001 in connection with an initial public offering. The $1,000,000 promissory note has been recorded at its present value of approximately $766,000 using an imputed interest rate of 6.69%. No value has been ascribed to the option due to its contingent nature. The purchase price is subject to adjustment based upon a final valuation of the assets and liabilities sold. In addition, the terms of sale provide that Neuman has one year from the date of purchase to return to the Company any accounts receivable balances which have not then been collected and reduce the amount of the adjustable note by such uncollected balances (see Note K[3]). The gain recognized on the sale was approximately $3,683,000. As of January 21, 1998, final adjustment of the purchase price had not been determined. Any adjustment will be recognized in the period in which the adjustment is determined.

[3]     BASIS  OF  PRESENTATION:

For all periods through June 30, 1997, the financial statements have been prepared on a going concern basis. Subsequent to June 30, 1997, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at July 31, 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

DG  LIQUIDATION,  INC.
(formerly  known  as  Drug  Guild  Distributors,  Inc.)

NOTES  TO  FINANCIAL  STATEMENTS


NOTE  A  -  PLAN  OF  LIQUIDATION,  SALE  OF  ASSETS  AND  BASIS OF PRESENTATION
(CONTINUED)

[3]     BASIS  OF  PRESENTATION:  (CONTINUED)

The valuation of assets and liabilities necessarily requires estimates and assumptions. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the amount of any adjustment to the adjustable value note, the outcome of litigation and other contingencies described in Note K, the market prices of investments, the proceeds from the sale of any of the Company's remaining unsold assets and the actual timing of distributions. The valuations presented in the accompanying statement of net assets in liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, net of liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

[1]     CASH  EQUIVALENTS:

For the purpose of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents. At July 31, 1996, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

[2]     MERCHANDISE  INVENTORY:

The inventory, which consists entirely of finished goods, is stated at the lower of cost (last-in, first-out) or market. Inventory valued on a first-in, first-out method would have been greater by approximately $4,763,000 as at July 31, 1996.

A liquidation of LIFO inventory layers, which were carried at lower costs compared to current costs, had the effect of reducing loss before income taxes by $679,000 for the year ended July 31, 1996.

[3]     PROPERTY  AND  EQUIPMENT:

Property and equipment at July 31, 1996 are stated at cost. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives as follows:

Leasehold improvements         10 - 18 years
Warehouse equipment                  5 years
Data processing equipment      5 -   7 years
Trucks and delivery equipment        5 years

[4]     INCOME  TAXES:

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

[5]     USE  OF  ESTIMATES:

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

[6]     LONG-LIVED  ASSETS:

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

[7]     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of the financial instruments.

The carrying amount reported for outstanding bank indebtedness approximates fair value because the debt is at a variable rate that reprices frequently. The carrying amount reported for outstanding nonbank indebtedness approximated fair value based on current yields for debt instruments of similar quality and terms.

[8]     CONCENTRATION  OF  CREDIT  RISK:

Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to retail drug and health and beauty aid stores. The risk associated with this concentration is believed by the Company to be limited due to the large number of stores and the performance of credit evaluation procedures.

[9]     (LOSS)  PER  COMMON  SHARE:

For the eleven month period ended June 30, 1997 and years ended July 31, 1996 and 1995, loss per common share was computed by dividing net loss as increased by preferred dividend requirements, by the weighted average number of common shares outstanding during the periods.

NOTE  C  -  TRADE  RECEIVABLES

Trade  receivables  include  notes  due  from  customers,  as  follows:

                            JULY 31,
                              1996
                           ----------
Maturing within one year:
  Stockholder              $2,478,000
  Nonstockholder            2,384,000
                           ----------

                            4,862,000
                           ----------

Due after one year:
  Stockholder               1,764,000
  Nonstockholder            2,338,000
                           ----------

                            4,102,000
                           ----------

                           $8,964,000
                           ==========

It was the policy of the Company to obtain either personal guarantees or a lien on the customer's assets as collateral for most notes and certain other trade receivables.


NOTE  D  -  LOANS  PAYABLE  -  BANK

Under an accounts receivable and inventory financing agreement, which allows for borrowings of up to $80 million, a bank makes secured demand loans based on a percentage of eligible trade receivables and inventory, which are pledged as collateral. Interest was at 1.25% above the prime rate. As of July 31, 1996, total loan advances available under the revolving loan agreement was $3,935,000. The agreement contains restrictions, which limit cash dividends and redemptions of stock.

For the year ended July 31, 1996, a waiver was obtained from the bank for the redemptions of preferred stock during the year and for the period through November 1996 in the amount not exceeding $413,000.

NOTE  E  -  NOTES  AND  LOANS  PAYABLE

Short-term  and  long-term  portion  of  notes and loans payable are as follows:

                                                              JULY 31,
                                                                1996
                                                              ---------
Notes and loans due to stockholders, officers, employees
  and members of their families are payable on demand
  and 13 months after demand.  Interest is at rates
  ranging from prime to 1.25% over prime, except that
  $472,000 of such notes require minimum interest of 10%      $ 571,000
Notes due in installments of principal and interest at 9% -
  11.5 % to November 1999 are collateralized by specific
  equipment                                                     193,000
                                                              ---------

                                                                764,000
Due on demand or within one year                                527,000
                                                              ---------

Long-term portion                                             $ 237,000
                                                              =========

As  of  July  31,  1996,  future  annual  maturities  were  as  follows:

YEAR ENDING
JULY 31,
---------
  1997                                  $541,000
  1998                                   195,000
  1999                                    38,000
  2000                                    13,000
                                        ---------

    Total annual maturities              787,000
    Less amounts representing interest   (23,000)
                                        ---------

    Present value at annual maturities  $764,000
                                        =========

NOTE  F  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

                                                  JULY 31,
                                                    1996
                                                -------------
Leasehold improvements                          $  2,303,000
Warehouse equipment                                2,539,000
Data processing equipment                          7,409,000
Trucks and delivery equipment                      1,747,000
Furniture and fixtures                               289,000
                                                -------------

                                                  14,287,000
Less accumulated depreciation and amortization   (10,956,000)
                                                -------------

                                                $  3,331,000
                                                =============

NOTE  G  -  SETTLEMENT  OF  CLAIM

During the year ended July 31, 1996, an independent investigatory firm retained by the Company uncovered certain payments which may have been unauthorized and may have benefited the Company's former president and chief executive officer. The Company asserted various claims against this individual who has denied the allegations. In June 1997, the parties entered into a settlement agreement whereby 339,851 shares of the Company's common stock owned by the former officer and his wife were forfeited. In addition, he surrendered his right to receive unpaid deferred compensation consisting of monthly payments of $8,333 through February 2004. The Company had previously provided for the present value of these payments. The Company has recorded a gain of $596,000 on settlement of the claim during the period ended June 30, 1997.


NOTE  H  -  RETIREMENT  PLANS

The Company maintained a noncontributory defined benefit pension plan for its eligible nonunion employees which was frozen June 28, 1996. Accordingly, employee service subsequent to such date is excluded from benefit accruals under the plan. The benefits under this plan were based on the participants' length of service and compensation. The funding policy for this plan was to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the plan retirees. The plan was terminated in August 1997. In connection therewith, a loss of $305,000 on termination of the pension plan has been reflected as a decrease in net assets in July 1997.

The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheet as of July 31, 1996:

Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $1,172,000         $(1,175,000)
                                                                                  ============

Projected benefit obligation for service rendered to date                         $(1,671,000)
Plan assets at fair value, primarily consisting of U.S. Government
  guaranteed securities and bank certificates of deposit                            1,518,000
                                                                                  ------------

Plan assets (less than) projected benefit obligation                                 (153,000)
Unrecognized net loss from past experience different from that
  assumed and effects of changes in assumptions                                       448,000
Unrecognized net obligations as of August 1, 1987, net of amortization                 16,000
Adjustment to prior service cost not yet recognized in net periodic pension cost       (8,000)
                                                                                  ------------

Deferred pension cost                                                             $   303,000
                                                                                  ============


Net  pension  cost  included  the  following  components:

                                                    PERIOD FROM
                                                   AUGUST 1, 1996
                                                    TO JUNE 30,
                                                        1997           1996        1995
                                                  ----------------
Service cost - benefits earned during the period                    $ 101,000   $ 106,000
Interest cost on projected benefit obligation     $        82,000     157,000     166,000
Actual return on plan assets                              (48,000)   (112,000)   (122,000)
Net amortization and deferral                               8,000      (3,000)     17,000
                                                  ----------------  ----------  ----------

Net periodic cost                                 $        42,000   $ 143,000   $ 167,000
                                                  ================  ==========  ==========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% and 0%, respectively, for 1997 and 7.0% and 4.0%, respectively, for 1996. The expected long-term rate of return on assets was 6.5% for 1997, 7.0% for 1996 and 6.5% in 1995.

The Company made contributions along with other employers to a union multi-employer plan, Local 815, International Brotherhood of Teamsters. The expense for such plan was $337,000, $351,000 and $349,000 for the eleven month period ended June 30, 1997 and the years ended July 31, 1996 and 1995, respectively. The Employee Retirement Income Securities Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of such employers' withdrawal from such a plan or upon a termination of such a plan. In connection with the sale of the Company's assets the purchaser assumed the Company's obligation under the multi-employer plan.

The Company also had a profit-sharing plan and a 401(k) savings plan for eligible nonunion employees. The 401(k) plan is solely funded by employee contributions. The profit-sharing plan requires no fixed or minimum contribution. There was no profit-sharing expense for the period from August 1, 1996 through June 30, 1997 or for the years ended July 31, 1996 and 1995.


NOTE  I  -  INCOME  TAXES

A reconciliation of the income tax benefit with the amounts computed by applying the maximum Federal income tax rate to the pre-tax loss follows:

                                   PERIOD FROM
                                  AUGUST 1, 1996
                                    TO JUNE 30,               YEAR ENDED JULY 31,
                                ------------------  ----------------------------------------
                                  1997        %        1996         %       1995         %
                                ----------  ------  ------------  ------  ----------  ------
Computed tax (benefit) at
  maximum rate                  $(325,000)  (34.0)  $(1,294,000)  (34.0)  $(201,000)  (34.0)
State tax (benefit) provision,
  net of Federal income tax
  effect                          (57,000)   (6.0)     (231,000)   (6.0)     66,000    11.2
Alternative minimum tax credit                         (156,000)   (4.1)
Other adjustments                 (68,000)   (7.1)      138,000     3.6      49,000     8.2
                                ----------  ------  ------------  ------  ----------  ------

                                $(450,000)  (47.1)  $(1,543,000)  (40.5)  $ (86,000)  (14.6)
                                ==========  ======  ============  ======  ==========  ======

Deferred taxes relate to tax loss carryforwards and differences between the financial reporting and tax bases of assets and liabilities. The tax gain ($624,000) on sale of the net assets to Neuman is being recognized on the installment basis for tax purposes; accordingly, the tax basis of the adjustable value note is reduced by the unrecognized gain and a deferred tax liability has been recorded for the difference between the amount at which the note is reflected in the accompanying balance sheet and its tax basis.


The  net  deferred  tax  asset  at  July  31,  1997  relates  to  the following:

Estimated liquidation expenses                                $ 654,000
Difference between financial reporting and tax basis of note
  receivable                                                   (168,000)
Insurance claim receivable                                     (340,000)
Other                                                           (19,000)
                                                              ----------

                                                              $ 127,000
                                                              ==========

Net  deferred  tax  assets  at  July  31,  1996  are comprised of the following:

Deferred compensation            $  228,000
Depreciation                        (83,000)
Deferred pension cost              (121,000)
Allowance for doubtful accounts     657,000
Inventory overhead                   95,000
Federal NOL carryforward            237,000
AMT credit                          156,000
State Income tax benefit            257,000
                                 -----------

  Total deferred tax asset       $1,426,000
                                 ===========

In connection with the sale of the Company's net assets to Neuman on July 3, 1997, the balance in the deferred tax asset account at such date was written off as a reduction of net assets.


NOTE  J  -  OFFICER'S  LIFE  INSURANCE

At July 31, 1997 the Company was the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president. At July 31, 1997, the cash surrender value of these policies was $202,000. The Company borrowed an aggregate of $150,000 in two loans against the cash surrender value at an annual interest rate of 7.94% and 7.42%. The cash surrender value, net of borrowings is included in other assets.


NOTE  K  -  COMMITMENT  AND  CONTINGENCIES

[1] In March 1995, the Company renewed two lease agreements extending the terms to expire in May 2005, for real estate in Secaucus, New Jersey. Both leases contained termination clauses whereby the Company may terminate the lease between December 1, 1997 and November 30, 1998 by paying a fee equal to six months of rent. In addition, the Company was obligated under another lease for warehouse space expiring March 1997.

     Future  minimum  annual  lease  payments  at July 31, 1996 were as follows:

YEAR ENDING
JULY 31,
--------------------------------------
  1997                                  $1,021,000
  1998                                     912,000
  1999                                     912,000
  2000                                     946,000
  2001                                   1,056,000
  Thereafter                             4,048,000
                                        ----------

    Present value at annual maturities  $8,895,000
                                        ==========

In connection with the sale of the Company's assets in July 3, 1997, the purchaser assumed the Company's obligation under the leases and the landlord released the Company from liability for future lease payments.

NOTE  K  -  COMMITMENT  AND  CONTINGENCIES  (CONTINUED)

Total rent expense, including real estate taxes, were $1,109,000, $1,291,000 and $1,016,000 for the eleven month period ended June 30, 1997, and the years ended July 31, 1996 and 1995, respectively.

Deferred rent payable at July 31, 1996, represents the excess of rental expense determined on a straight-line basis over the amounts currently payable pursuant to the leases.

The Company, subsequent to the sale, occupies office space, on a month-to-month basis, in the offices of its President, at an annual cost, including telephone service, photocopies and postage of $1,200.

[2] On March 3, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with an inventory defalcation (see Note N). The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

The damages sought from the Anchin Firm relate to the loss of inventory by reason of the defalcations taking place during the period from October 1992 through May 1996, a reduction in the consideration received in the asset sale transaction with Neuman and restitution of approximately $900,000 of fees paid to the Anchin Firm and various other fees and expenses.

On April 30, 1998, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company is successful in its claims against the Anchin Firm, then these third-party defendants, by reason of their alleged failure to reasonably perform their respective fiduciary duties, should be held liable for the losses to the Company for which the Anchin Firm is sought to be held responsible. On October 27, 1998, the court dismissed the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee, thereby discontinuing the third-party lawsuit.

The parties are engaged in extensive discovery activities and a trial is not expected to take place until sometime in 2000. Although the Company believes it will prevail in its case against the Anchin Firm, it is unable to predict a likely outcome at this time.

[3] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997 (see Note A[2]). The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. It also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivables, with the result than Neuman asserts that it has made a post-closing extension of credit to the four customers totalling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements with a corresponding reduction in the adjustable value note receivable.

NOTE  K  -  COMMITMENT  AND  CONTINGENCIES  (CONTINUED)

The Company has taken the position that the security agreements must follow the accounts receivable which they secure and that it is therefore not obligated to accept reassignment of the accounts receivable, and therefore a reduction in the face amount of the note, unless it also receives the security agreements applicable to those accounts receivable. The Company has told Neuman that pursuant to the asset purchase agreement, the oldest accounts receivable must be paid in full before the newer accounts receivable are paid and that it is therefore entitled, under the security agreements which must be reassigned together with the accounts receivable, to receive the full amount of the pre-acquisition balance due of $1,486,000 out of a pending payment by a major pharmaceutical retail chain to Neuman of approximately $2,500,000.

The Company believes it likely that its differences with Neuman regarding the proposed reassignment of the accounts receivable of the four customers will be resolved by arbitration pursuant to the provisions of the asset purchase agreement. If Neuman prevails, the accounts receivable of the four customers would be reassigned to the Company without security with which they were assigned to Neuman, the principal amount of the note would be reduced by the $1,486,000 balance of those accounts receivable and there could be no assurance that the Company would be able to obtain payment of the reassigned accounts receivable. If the Company prevails in its dispute with Neuman and Neuman reassigns those accounts receivable, the Company would be paid the full amount of the accounts receivable by the major pharmaceutical retailer indebted to Neuman and the principal amount of the note would be reduced in an identical amount. There can be no assurance as to the likely outcome of the current dispute, whether by negotiation or arbitration.

[4] In October 1996, the Company received a letter from an attorney for a former director and stockholder of the Company alleging mismanagement of the Company and requesting additional information. In June 1997, the attorney, acting on behalf of the former director and other stockholders who appear to be related to the former director, asked for copies of the Company's financial statements over the past three years, which the Company supplied. No other action has been taken with regard to the claims in the October 1996 letter by either the former director or his attorney.

[5] A customer of the Company initiated a lawsuit in February 1997 in the United States District Court for the District of New Jersey, alleging that the Company has conspired with co-defendant wholesalers to deny credit to the plaintiff that is allegedly due to it, amounting to an alleged "group boycott" in violation of the federal Sherman Anti-trust Act and New Jersey's Anti-trust Act, as well as a breach of an implied covenant of good faith and fair dealing and tortious interference with the plaintiff's contracts.

The plaintiff asked for preliminary and permanent injunctions as well as a money judgment against each defendant for what are described as actual, compensatory, punitive and trebled damages, attorney's fees and costs and such other relief as the court may deem appropriate. The court did not enter any preliminary injunction against any defendant. The Company filed an answer denying all of the material allegations of the complaint, setting forth various affirmative defenses, alleging a counterclaim against the plaintiff for the money it owes the Company, approximately $48,000, and asking for a dismissal of the complaint.

The defendants, including the Company, have made motions for summary judgment seeking dismissal of all of the plaintiff's claims, which are pending before the court. The Company has also asked for summary judgment on its counterclaim. The court is not expected to decide the motions until sometime in 2000. The Company believes that it will prevail in this case.

NOTE  K  -  COMMITMENT  AND  CONTINGENCIES  (CONTINUED)

[6] The Company entered into consulting agreements with its President and its former Vice President - Finance for the purpose of implementing the plan of liquidation . The agreement with the Company's President provides for his part-time employment on a month-to-month basis for a fee of $5,000 per month plus expenses. The agreement with the former Vice President - Finance commenced on June 4, 1998 and provides for a monthly consulting fee of $11,400 plus expenses, and a severance payment of $34,000.


NOTE  L  -  REDEEMABLE  PREFERRED  STOCK

Preferred stockholders are entitled to an 8% cumulative dividend based on par value, payable in preferred stock. Upon liquidation of the Company, holders of the preferred stock are entitled to a payment of $100 per share before any amounts are paid to holders of common stock. The preferred stock is not entitled to vote and does not have any preemptive or conversion rights. Cumulative dividends earned in periods subsequent to July 31, 1997 will be reflected as a reduction of net assets during the period in which they accrue. Through December 28, 1998, all outstanding shares of preferred stock were redeemed for $2,262,000.


NOTE  M  -  STOCKHOLDERS'  EQUITY

The stockholders were a substantial portion of the Company's customers. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend.

The common shares to be issued on subscriptions received are not determinable until subscriptions are collected. However, at each year end such subscribed shares are included in the accompanying financial statements assuming a purchase price estimated based on the FIFO book value at year end. The difference between the par value and the purchase price of subscribed common shares has been credited to additional paid-in capital. Additional paid-in capital includes $227,000 on such uncollected subscriptions as of July 31, 1996.


NOTE  N  -  INVENTORY  DEFALCATION

During 1996, an inventory defalcation was discovered. Management estimates that results for the year ended July 31, 1996 were negatively impacted by $7,400,000. The Company determined that certain entries in its perpetual inventory and units sold were improper. Management extrapolated the effects of these entries based on unit costs, units sold and sales dollars. Management also determined that similar inventory defalcations had occurred during prior years and amounted to $5,200,000 for the year ended July 31, 1995. The amounts for each of the years are included as a separate component of cost of sales. The Company's reported inventory values on its balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported net loss for such years is fairly presented.

On February 17, 1998, the Company received $1,000,000 from insurance coverage related to the defalcation. Such amount has been reflected in the accompanying statement of net assets at July 31, 1997 and changes in net assets for the period from July 1, 1997 to July 31, 1997.