Form 10-Q
period 1997-10-31
DRUG GUILD DISTRIBUTORS INC
filed 2000-05-09
CIK 201696

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended                October  31, 1997
Commission  File  Number  2-96510-N.Y.            -----------------
--------------------------------------

                              DG LIQUIDATION, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

New  Jersey                                                    11-2269958
--------------------------------------------------------------------------------
(State  of  other jurisdiction of                         (I. R. S. Employer
in corporation or organization)                            Identification No.)

6  Industrial  Way  West,  Eatontown  New  Jersey                 07724
--------------------------------------------------------------------------------
(Address  of  principal  executive offices)                     (Zip Code)

Registrant's  telephone  number,  including  area  code 732-542-2300
                                                        ------------

_Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the 12 preceding months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     NO  X
    ---    ---

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the most recent practicable date:

   As of October 31, 1997 there were outstanding 9,551,798 shares of the Registrant's Common Stock, par value $1.00, and 1122.98 shares of the Registrant's Preferred Stock, $100.00 par value.


                               Page 1 of  Pages

                                   DG LIQUIDATION, INC.
                         STATEMENT OF NET ASSETS IN LIQUIDATION
                   (amounts in thousands, except per share amounts)


                                                                    October 31,  July 31,
                                                                       1997      1997
                                                                    (Unaudited)
ASSETS
------

Cash and cash equivalents                                               $1162      $230
United States Treasury bills at cost which approximates market value     2016      3803
Notes receivable, including interest of $19 and $68                     10931     11484
Insurance claim receivable                                               1000      1000
Accrued interest receivable and other assets                              489       287
Delivery trucks held for sale at estimated net realizable value           427       427
Tax refund receivable                                                     243
Deferred tax asset                                                        127       127
                                                                      --------  -------

                                                                        16395     17358
                                                                      --------  -------

LIABILITIES

Notes payable                                                              72        80
Estimated liquidation expenses                                           1855      1924
Accrued expenses and taxes                                                451       433
                                                                      --------  -------

                                                                          2378     2437
Redeemable preferred stock; authorized 250,000shares, $100 par value;
 issued and outstanding 1123 shares at redemption value                   1123     2262
                                                                      --------  -------

                                                                          3501     4699
                                                                      --------  -------

NET ASSETS IN LIQUIDATION                                               $12894   $12659
                                                                      --------  -------

NUMBER OF COMMON SHARES OUTSTANDING                                       9552     9552
                                                                      --------  -------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,552,000
     shares outstanding)                                                 $1.35    $1.33
                                                                      --------  -------

See  notes  to  financial  statements

                             DG  LIQUIDATION,  INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                  (Unaudited)


                                                                   Three Month
                                                                  Period Ended
                                                                October 31, 1997
                                                                ----------------
Net assets at July 31,1997                                          $12,659
                                                                    --------

Interest income                                                         271
Truck rental income                                                      91
Other adjustments to net assets                                          (6)
                                                                    --------

Increase in net assets before income taxes                              356
                                                                    --------

Provision for income taxes                                              121
                                                                    --------

Increase in estimated liquidation value of assets over liabilities      235

NET ASSETS IN LIQUIDATION AT OCTOBER 31, 1997                       $12,894
                                                                    --------

See  notes  to  financial  statements

                              DG LIQUIDATION, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

Note  1 - Financial  Statements  :

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation for the period being reported

    On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at October 31, 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable value and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

*Financial statements for the quarter ended October 31, 1996 are not presented since those statements are presented on a going concern basis and are no longer significant to the Company's ongoing activities.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

     The Board of Directors adopted, and the stockholders approved on June 27, 1997, a Plan of Liquidation of the Company. Since July 1, 1997, the Company has been operating under the Plan and its financial reporting is being made in accordance with the liquidation basis of accounting. Therefore, the following discussion relates to financial statements presented on a liquidation basis since statements presented on a going concern basis are no longer material to stockholder value.

                      STATEMENT OF  NET ASSETS IN LIQUIDATION
                      ---------------------------------------

     Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing note for $1,000,000 due June 30, 2001 and an adjustable value promissory note recorded at $10,646,000 payable over four years with interest at 1% above the 180 day London Interbank offering rates and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note has been recorded at its present value of approximately $766,000. The purchase price is subject to adjustment based on the final valuation of the assets and liabilities sold. In addition the buyer has the right to return any receivables not paid after one year from the sale. As of April 25, 2000 final adjustments of the purchase price had not been determined. Any adjustment will be recognized in the period in which the adjustment is determined.

     The Company has set aside as accrued and estimated liquidation expenses an amount believed to be adequate for payment of all expenses and other known liabilities as well as likely and quantifiable contingent obligations, including potential tax obligations. In the event this accrued and estimated liquidation expense is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distribution from the Company. The Company has therefore adopted a conservative policy in retaining sufficient assets to insure against any unforeseen and non-quantifiable contingencies.

                Statement of Changes in Net Assets in Liquidation
                -------------------------------------------------

     As of October 31, 1997 the Company had net assets in liquidation of $12,894,000. This represented an increase of $356,000 before taxes from the net assets at July 31, 1997. This change before taxes of $121,000 was attributed to interest income of $271,000 and truck rental income of $91,000.

     Under the terms of sale of the net assets the Company will receive payments of interest on notes from the buyer. In addition, as a result of the Company's conservative policy of retaining assets, the Company will earn interest income. The estimated interest income from these sources (until July 31, 2002 estimated date of final liquidation) is $2,500,000. The terms of sale also provide for the buyer to lease trucks from the Company for one year for $365,000. The estimated interest income and the truck rental are not included in the October 31,1997 Statement of Changes in Net Assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on May 4, 2000.

                                   DG LIQUIDATION, INC.

                                   By:  /s/ Harold Blumenkrantz
                                   ------------------------------
                                   Harold Blumenkrantz, President
                                   and Chief Executive Officer