Form 10-Q
period 1998-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from:

                         Commission File No. 2-96510-NY

                              DG LIQUIDATION, INC.
                (Name of registrant as specified in its charter)

               New Jersey                             11-2269958
    (State of other jurisdiction of        (IRS Employer Identification No.)
     Incorporation or organization)

              3535 Route 66, Neptune, NJ                11434
       (Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code:    (732) 918-7555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

      As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      (a) DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 1998 (the three months and six months ended January 31, 1998) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.


                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                          January 31  July 31
                                                                            1998       1997
                                                                           -------   -------
                                                                         (Unaudited)

  ASSETS
Cash and cash equivalents                                                  $   654   $   230
United States Treasury bills, at cost which approximates market value        2,016     3,803
Notes receivable, including interest of $363 and $68 at January 31, 1998    10,775    11,484
and July 31, 1997, respectively
Insurance claim receivable                                                   1,000     1,000
Other assets                                                                   252       287
Delivery trucks held for sale, at estimated net realizable value               427       427
Tax Refund Receivable                                                          229
Deferred tax asset                                                              62       127
                                                                           -------   -------

                                                                            15,415    17,358
                                                                           -------   -------
LIABILITIES

Notes payable                                                                   65        80
Estimated liquidation expenses                                               1,732     1,924
Accrued expenses and taxes                                                     173       433
                                                                           -------   -------

                                                                             1,970     2,437
                                                                           -------   -------

Redeemable preferred stock; authorized 250,000 shares, $100 par value;
issued and outstanding 3,292 and 22,620 shares at redemption value at
January 31, 1998 and July 31, 1997, respectively                               329     2,262
                                                                           -------   -------

                                                                             2,299     4,699
                                                                           -------   -------

NET ASSETS IN LIQUIDATION                                                  $13,116   $12,659
                                                                           -------   -------

NET ASSETS IN LIQUIDATION PER COMMON SHARE
 (based on 9,552,000 shares outstanding)                                   $  1.37   $  1.33
                                                                           -------   -------

                        See notes to financial statements



                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)
                                                                   Three Month    Six Month
                                                                         Period Ended
                                                                        January 31, 1998
                                                                   -------------------------

Net assets in liquidation at beginning of period                      $12,894   $12,659
                                                                      -------   -------

Interest and other income                                                 227       498

Truck rental income                                                        94       185

Other adjustments to net assets                                            16        10

Increase in net assets before income taxes                                337       693
                                                                      -------   -------

Provision for income taxes                                                115       236
                                                                      -------   -------

Increase in estimated liquidation value of assets over  liabilities       222       457
                                                                      -------   -------

NET ASSETS IN LIQUIDATION AT January 31, 1998                         $13,116   $13,116
                                                                      -------   -------


                        See notes to financial statements

                              DG LIQUIDATION, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation for the period being reported.

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at January 31, 1998 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

Financial statements for the three month and six month periods ended January 31, 1997 are not presented since those statements were presented on a going concern basis and are no longer significant to the Company's ongoing activities.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note had been recorded at its present value of approximately $766,000 at July 31, 1997.

The asset purchase agreement provided that the purchase price is subject to adjustment based upon a final valuation of the assets and liabilities sold. In addition, the terms of sale provided that Neuman had one year from the date of purchase to return to the Company any accounts receivable balances which had not then been collected and reduce the amount of the adjustable note by such uncollected balances (see Note 3(c)). The gain recognized on the sale was $3,683,000.

On April 6, 2000, Neuman filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result thereof, in fiscal 2000, the Company wrote off the then $880,000 carrying value of the unsecured promissory note due from Neuman. In addition, on May 22, 2000 the Company made a drawing on the standby letter of credit and on May 25, 2000 received $7,084,000 of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

Within the ninety-day period prior to the filing of the petition, the Company received $885,000 from Neuman in connection with the adjustable value note. Subsequent to the filing, the Chapter 11 Trustee filed a complaint against the Company in the Bankruptcy Court to recover such alleged preference payment. The Company maintained that it had defenses against the Trustee's claims and filed a motion for summary judgment. In addition, on October 20, 2000, the Company filed a general unsecured claim against the bankruptcy estate which reflected that $7,657,000 was due from Neuman on the adjustable value note at March 31, 2000, including $576,000 of additional accrued interest through such date based on the increased amount of the note, prior to the receipt of the $7,084,000 letter of credit proceeds, leaving a balance of $573,000 due the Company. In addition, the Company filed a claim for $1,000,000 in connection with the unsecured note.

On September 24, 2002, a settlement agreement, which was approved by the Bankruptcy Court on October 9, 2002, was entered into pursuant to which the Company and the Trustee released each other from all pre-petition or post-petition claims, except that the Company is entitled to receive distribution from the bankruptcy estate as to its unsecured claims referred to above which were allowed in full.

In connection with the settlement, in fiscal 2003, the Company will record an additional gain on sale of $2,513,000 net of income taxes of $1,675,000. After giving effect to the write-off of the unsecured note of $880,000 during fiscal 2000 and the related $352,000 tax benefit, net assets in liquidation increased by $1,985,000 ($0.21 per common share) resulting from adjustments in connection with the sale of assets to Neuman.

NOTE 3 - COMMITMENT AND CONTINGENCIES

[a] The Company occupies office space, on a month-to-month basis, in the offices of its President, at an annual cost, including telephone service, photocopies and postage, of $1,200.

[b] On March 3, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with an inventory defalcation. The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

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

      The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000.

[c] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997. The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. It also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserts that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

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

      As described in Note 2, a settlement agreement was approved by the Bankruptcy Court on October 9, 2002, pursuant to which the Trustee in Neuman's bankruptcy and the Company released each other from all pre-petition or post-petition claims and, accordingly, none of the accounts receivable were reassigned to the Company.

[d] In October 1996, the Company received a letter from an attorney for a former director and stockholder of the Company alleging mismanagement of the Company and requesting additional information. In June 1997, the attorney, acting on behalf of the former director and other stockholders who appear to be related to the former director, asked for copies of the Company's financial statements over the past three years, which the Company supplied. No other action has been taken with regard to the claims in the October 1996 letter by either the former director or his attorney.

[e] A customer of the Company initiated a lawsuit in February 1997 in the United States District Court for the District of New Jersey, alleging that the Company has conspired with co-defendant wholesalers to deny credit to the plaintiff that is allegedly due to it, amounting to an alleged "group boycott" in violation of the federal Sherman Anti-trust Act and New
      Jersey's Anti-trust Act, as well as a breach of an implied covenant of good faith and fair dealing and tortious interference with the plaintiff's contracts.

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

      The defendants, including the Company, made motions for summary judgment seeking dismissal of all of the plaintiff's claims. The Company also asked for summary judgment on its counterclaim. On August 12, 2002, all of the claims were formally dismissed by the court.

[f] The Company entered into consulting agreements with its President, a Director and its former Vice President - Finance for the purpose of implementing the plan of liquidation. The agreement with the Company's President provides for his part-time employment on a month-to-month basis for a fee of $5,000 per month plus expenses. The consulting fee for the Director was $1,000 per month and ended in April 2002. The agreement with the former Vice President - Finance commenced on June 4, 1998 and provides for a monthly consulting fee of $11,400 (beginning in January 1999) plus expenses, and a severance payment of $34,000. The agreement terminated in August 1999. He was thereafter engaged on a month-to-month basis for $2,750 per month through April 2002.

[g] The Company has been a party to several other pending legal actions, principally motor vehicle accidents involving vehicles owner or operated by the Company, and other claims including one for product liability, for which the Company is covered by its insurance. The results of these various lawsuits and claims will not materially affect the financial position of the Company.

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

      Statement of Net Assets in Liquidation

      Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due August 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at it's then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. Any adjustment will be recognized in the period in which the adjustment is determined.

      The Company set aside as accrued and estimated liquidation expenses an amount believed to be adequate for payment of all expenses and other known liabilities as well as likely and quantifiable contingent obligations, including potential tax obligations. In the event this accrued and estimated liquidation expense is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company. The Company has therefore adopted a conservative policy of retaining sufficient assets to insure against any unforeseen and non-quantifiable contingencies.

      Statement of Changes in Net Assets in Liquidation

      As of January 31, 1998, the Company had net assets in liquidation of $13,116,000. This represented an increase in estimated liquidation value of assets over liabilities of $457,000 from the net assets at July 31, 1997. This change is attributed to interest and other income of approximately $498,000, rental income from the leasing of trucks of approximately $185,000 and other adjustments to net assets of $10,000. This was offset by the provision for income taxes related to the change in net assets of approximately $236,000 due to increased income.

      Subsequent Events

      On April 6, 2000, the purchaser of the Company's assets filed a petition for reorganization under Chapter 11 of the Bankruptcy Code, which constituted an "event of default" under the terms of the secured adjustable value promissory note. As a result, the Company wrote off the then $880,000 carrying value of the purchaser's unsecured promissory note as uncollectible. On May 22, 2000 the Company made a drawing on the standby letter of credit which collateralized the adjustable value promissory note. On May 25, 2000, it received $7,084,000, of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

      As required by Rule 13a-15 under the Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision of the Company's management, the President and Chief Executive Officer and Secretary, Treasurer, Principal Financial and Accounting Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the company required to be included in the Company's periodic SEC filings.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Act is accumulated and communicated to management, which consists only of the Company's President and Chief Executive Officer and Secretary, Treasurer, Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls.

      There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

      The defendants, including the Company, made motions for summary judgment seeking dismissal of all of the plaintiff's claims. The Company also asked for summary judgment on its counterclaim. On August 12, 2002, all of the plaintiff's were formally dismissed by the court.

      On March 3, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with an inventory defalcation. The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

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

      The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

          Exhibit
          Number                  Description of Exhibit

            31                    Rule 13(a)-15(e)/15(d)-15(e) Certifications.

            32                    Section 1350 Certification.

      (b) Reports on Form 8-K

      No  reports on Form 8-K were  filed  during  the second  quarter of fiscal
1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Township of Neptune, State of New Jersey, on July 14, 2004

                                            DG LIQUIDATION, INC.

                                      By:  /s/ Harold Blumenkrantz
                                           -------------------------------------
                                           Harold Blumenkrantz, President
                                           President and Chief Executive Officer