Form 10-Q
period 1998-04-30
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: April 30, 1998

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      (a) DG Liquidation's unaudited, interim financial statements for its third fiscal quarter of 1998 (the three months and nine months ended April 30, 1998) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                                     April 30,  July 31
                                                                                       1998      1997
                                                                                   (Unaudited)
ASSETS

Cash and cash equivalents                                                             $ 2,468   $   230
United States Treasury bills, at cost which approximates market value                   2,018     3,803
Notes receivable, including interest of $443 and $68 at April 30, 1998 and July 31,
1997, respectively                                                                     10,412    11,484
Insurance claim receivable                                                                 --     1,000
Other assets                                                                              204       287
Delivery trucks held for sale, at estimated net realizable value                                    427

Deferred tax asset                                                                        382       127
                                                                                      -------   -------

                                                                                       15,484    17,358
                                                                                      -------   -------

LIABILITIES

Notes payable                                                                                        80
Estimated liquidation expenses                                                          1,672     1,924
Accrued expenses and taxes payable                                                        220       433
                                                                                      -------   -------

                                                                                        1,892     2,437
                                                                                      -------   -------

Redeemable preferred stock; authorized 250,000 shares, $100 par value; issued and outstanding 2,980 and 22,620 shares at April 30, 1998 and July 31, 1997,
respectively, at redemption value                                                         298     2,262
                                                                                      -------   -------

                                                                                        2,190     4,699
                                                                                      -------   -------

NET ASSETS IN LIQUIDATION                                                             $13,294   $12,659
                                                                                      -------   -------


                                                                                      -------   -------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,552,000 shares outstanding)    $  1.39   $  1.33
                                                                                      -------   -------


                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                                   Three Month  Nine Month
                                                                                        Period Ended
                                                                                       April 30, 1998

Net assets in liquidation at beginning of period                                      $13,116   $12,659
                                                                                      -------   -------

Interest and other income                                                                 197       695

Truck rental income                                                                        61       246

Other adjustments to net assets                                                            12        22
                                                                                                -------

Increase in net assets before income taxes                                                270       963
                                                                                                -------

Provision for income taxes                                                                 92       328
                                                                                                -------

Increase in estimated liquidation value of  assets over
liabilities                                                                               178       635

NET ASSETS IN LIQUIDATION AT April 30, 1998                                           $13,294   $13,294
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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at April 30, 1998 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

Financial statements for the three month and nine month periods ended April 30, 1997 are not presented since those statements were presented on a going concern basis and are no longer significant to the Company's ongoing activities.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1 above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note had been recorded at its present value of approximately $766,000 at July 31, 1997.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

      Statement of Net Assets in Liquidation

      Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due August 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. Any adjustment will be recognized in the period in which the adjustment is determined.

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

      Statement of Changes in Net Assets in Liquidation

      As of April 30, 1998, the Company had net assets in liquidation of $13,294,000. This represented an increase in estimated liquidation value of assets over liabilities of $635,000 from the net assets at July 31, 1997. This change is attributed to interest and other income of approximately $695,000, rental income from the leasing of trucks of approximately $246,000 and other adjustments to net assets of $22,000. This was offset by the provision for income taxes related to the change in net assets of approximately $328,000 due to increased income.

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

      Not Applicable.

ITEM 5. OTHER INFORMATION

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

          Exhibit
          Number              Description of Exhibit
          -------             ----------------------

          31                  Rule 13(a)-15(e)/15(d)-15(e) Certifications.

          32                  Section 1350 Certification.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Township of Neptune, State of New Jersey, on July 14, 2004

                                         DG LIQUIDATION, INC.

                                         By: /s/ Harold Blumenkrantz
                                            ------------------------------------
                                            President President and
                                            Chief Executive Officer