Form 10-K
period 1998-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: July 31, 1998

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from:

                         Commission File No. 2-96510-NY

                              DG LIQUIDATION, INC.
                (Name of registrant as specified in its charter)

          New Jersey                                       11-2269958
(State of other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

c/o Med-Care, Building #3, 3535 Route 66, Neptune, NJ                    07753
     (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:                   (732) 918-7555

Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of exchange on
Title of each class                                           which registered
-------------------                                           ----------------

       None                                                         None

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                               -------------------

                     Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      There is no trading market and therefore no market value for the registrant's voting common equity securities.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date:

As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. BUSINESS.

General

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

      Since the sale of assets to Neuman Health Services, Inc. and Neuman Distributors, Inc. in July 1997, the Company has been operating under a liquidation plan and its financial reporting is now made in accordance with the liquidation basis of accounting. Therefore, all discussions in this annual report relate to the Company in liquidation.

Asset Sale.

      On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products. A Plan of Complete Liquidation (the "Liquidation Plan") was approved by the holders of a majority of the Company's outstanding shares of common stock on June 27, 1997. The Liquidation Plan provided for: (1) sale of the Company's operating assets,
(2) payment of or provision for all of the Company's remaining liabilities and obligations, (3) payment of $100 per share to holders of preferred stock prior to any amount distributed to the common stockholders and (4) the dissolution of the Company.

      The purchase price was composed of $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001, and an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years and collateralized by a standby letter of credit. Neuman also agreed to assume and to pay, perform or discharge certain specified liabilities of the Company, including leases, trade accounts payable, accrued expenses as reflected on the closing balance sheet, the collective bargaining agreement with the union local representing former employees, expenses incurred in the ordinary course of business, bank debt and long term notes. However, Neuman did not assume severance or termination payments, worker compensation claims, liability for any federal, state or local taxes, environmental claims, undisclosed or contingent liabilities, penalties, Drug Enforcement Administration fines or liabilities with respect to the preferred stock of the Company.

      The adjustable value note provided for interest at a rate determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the fiscal year ended July 31, 1998, pursuant to the terms of the note, interest (6.36% at July 31, 1998) was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest was payable quarterly based on the unpaid principal balance of the note. During the year ended July 31, 1998, the Company received quarterly principal payments on the note aggregating $2,000,000, plus interest of $82,000.

      In connection with the sale, the Company received an option in favor of the Company's stockholders to purchase, under certain conditions, an aggregate of 10% of Neuman shares to be made available in a public offering in the event Neuman filed a registration statement with the Securities and Exchange Commission prior to July 3, 2001, at a price equal to 85% of the per share public offering price. Since no registration statement was been filed by Neuman prior to July 3, 2001, the option lapsed.

      The asset purchase agreement provided that the purchase price was subject to adjustment based upon a final valuation of the assets and liabilities sold. The terms of sale also provided that Neuman had one year from the date of purchase to return to the Company any accounts receivable balances which had not then been collected and reduce the amount of the adjustable note by such uncollected balances.

      On or about July 1, 1998, Neuman proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000. The Company rejected Neuman's proposal and claimed that, pursuant to the provisions of the asset purchase agreement, it was entitled to receive the full amount of the pre-acquisition balance due of $1,486,000 out of a pending payment by a major pharmaceutical retail chain to Neuman of approximately $2,500,000. This disagreement between Neuman and the Company was ended by Neuman's bankruptcy in 2000 (see below) and the uncollected accounts receivable of $1,486,000 were not reassigned to the Company.

      On April 6, 2000, Neuman filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company wrote off the then $880,000 carrying value of Neuman's unsecured promissory note as uncollectible. Neuman's bankruptcy petition constituted an "event of default" under the terms of the secured adjustable value promissory note. By reason of Neuman's default, and on May 22, 2000, the Company made a drawing on the standby letter of credit which collateralized the note. On May 25, 2000, the Company received $7,084,000, of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

      Within the ninety-day period prior to the filing of the Neuman bankruptcy petition, the Company had received $885,000 of quarterly payments from Neuman in connection with the adjustable value note. Subsequent to the filing of the Neuman bankruptcy petition, the Chapter 11 Trustee filed a complaint against the Company in the Bankruptcy Court seeking to recover the $885,000 as a preference payment. The Company filed an answer including defenses against the Trustee's claims and filed a motion for summary judgment. October 20, 2000, the Company also filed a general unsecured claim against the Neuman bankruptcy estate which reflected $7,657,000 due from Neuman on the adjustable value note at March 31, 2000, including $576,000 of additional accrued interest through such date based on the increased amount of the note, prior to the receipt of the $7,084,000 letter of credit proceeds, leaving a balance of $573,000 due the Company. In addition, the Company filed a claim for $1,000,000 in connection with the unsecured note.

      On September 24, 2002, a settlement agreement was entered into pursuant to which the Company and the Trustee released each other from all pre-petition or post-petition claims, except that the Company was entitled to receive distribution from the bankruptcy estate with respect to its unsecured claims, referred to above, which were allowed in full. The settlement agreement was approved by the Bankruptcy Court on October 9, 2002.

      As of the date of this report, no additional distribution has been made to the Company from the Neuman bankruptcy estate and there is no assurance that any additional distributions will be made in the future.

Employees

      The Company has oral consulting agreements with its President, Harold Blumenkrantz, and a director, Michael Katz, and a written consulting agreement with Jay Reba, its former Vice President-Finance, for the purpose of implementing the Liquidation Plan. The terms of the consulting agreement with Mr. Blumenkrantz provided for his part-time employment on a month-to-month basis for a consulting fee of $5,000 per month, plus reasonable and customary expenses. Mr. Blumenkrantz ceased collecting his consulting fee after July 31, 2001. Michael Katz received a consulting fee of $1,000 per month for assistance in liquidation activities until the end of April 2002. The written consulting agreement with Mr. Reba is dated June 4, 1998, and provided for his consulting services for a minimum of three months, and on a month-to-month basis thereafter, for a consulting fee of $11,400 per month (beginning in January
1999), plus reasonable and customary expenses and a severance payment of $34,200. Mr. Reba's consulting agreement terminated August 31, 1999. He was thereafter engaged by the Company on a month-to-month basis to render limited consulting services for a fee of $2,750 per month from September 1, 1999 until April 30, 2002. His current engagement by the Company provides for payment to him of $125 per hour, plus expense reimbursement, for work he is asked to perform.

Competition.

      Competition is no longer a material factor for the Company, since it is engaged only in implementing its Liquidation Plan and is not actively engaged in business as a going concern.

ITEM 2. PROPERTIES.

      The Company occupies office space, on a month-to-month basis, in the offices of its President, Harold Blumenkrantz, in Neptune, New Jersey and in Boca Raton, Florida, at an annual cost, including telephone service, photocopies and postage, of $1,200.

ITEM 3. LEGAL PROCEEDINGS.

DG Liquidation, Inc. v. Anchin, Block & Anchin, LLP.

      On March 3, 1998, the Company filed a complaint in New York County Supreme Court against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm"), seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with inventory defalcations during the period of October 1992 through May 1996. The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

      On April 30, 1998, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company was successful in its claims against the Anchin Firm, then these third-party defendants should be held liable for the losses to the Company by reason of an alleged failure to reasonably perform their respective fiduciary duties. On October 27, 1998, the court dismissed all of the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee.

      The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000.

Claim of Daniel Kantor

      Mr. Kantor is a former director of the Company who owns or controls approximately 134,000 shares of the Company's common stock. In October 1996, the Company received a letter from an attorney for Mr. Kantor alleging mismanagement of the Company and requesting additional information. In June 1997, the attorney, acting on behalf of Mr. Kantor and other stockholders who appear to be related to Mr. Kantor, asked for copies of the Company's financial statements over the past three years, which the Company supplied. As of the date of this report, no other action has taken place with regard to this matter.

Michael's Pharmacy and Michael Scicutella v. Drug Guild Distributors, Inc., et al.

      The plaintiff, a customer of Drug Guild, initiated this lawsuit in February 1997 in the United States District Court for the District of New Jersey, alleging that the Company has conspired with co-defendant wholesalers, McKesson Corp., Cardinal Health Company, W. Daly, Inc. and Remo Drug Corp. to deny credit to the plaintiff that was allegedly due to it, amounting to an alleged "group boycott" in violation of the federal Sherman Anti-trust Act and New Jersey's Anti-trust Act, as well as an alleged breach of an implied covenant of good faith and fair dealing, and tortious interference with the plaintiff's contracts.

      The plaintiff asked for preliminary and permanent injunctions as well as a money judgment against each defendant for what were described as actual, compensatory, punitive and trebled damages, attorney's fees and costs, and such other relief as the court found appropriate. The court denied the plaintiff's requests for a preliminary injunction. The Company filed an answer denying all of the material allegations of the complaint, setting forth various affirmative defenses, alleging a counterclaim against the plaintiff for approximately $48,000 owed to the Company, and asked for a dismissal of the complaint.

      The defendants, including the Company, made motions for summary judgment seeking dismissal of all of the plaintiff's claims. The Company also asked for summary judgment on its counterclaim. On August 12, 2002, all of the claims were formally dismissed by the court.

      The Company has been a party to several other pending legal actions, principally motor vehicle accidents involving vehicles owned or operated by the Company, and other claims, including products liability, for which the Company is covered by insurance. The results of these various lawsuits and claims will not materially affect the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fiscal year ended July 31, 1998 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no existing public market for any of the Company's securities.

      As of July 14, 2004, there were approximately 366 holders of record of the Company's common stock, and all of the Company's preferred stock has been redeemed.

      The Company has never paid a cash dividend and does not expect to pay cash dividends in the future. As of the date of this report, liquidation payments have been made to preferred stockholders ($2,262,000) and common stockholders ($15,785,000, with a reserve of $39,000 for certain stockholders who could not be located), and additional liquidation payments will be made to the Company's common shareholders in accordance with the provisions of the Liquidation Plan.

ITEM 6. SELECTED FINANCIAL DATA

      This table has been omitted because the Company's financial reporting is now being made on the liquidation basis of accounting. See Item 8 - Financial Statements and Supplementary Data.

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

      Statement of Net Assets in Liquidation

      Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due June 30, 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. During the fiscal year ended July 31, 1998, the Company collected $2,082,000 of payments made on the adjustable rate promissory note, of which $2,000,000 was applied to notes receivable and the remaining $82,000 to interest. Any adjustment for the final valuation of the assets and liabilities sold will be recognized in the period in which the adjustment is determined.

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

      Statement of Changes in Net Assets in Liquidation

      As of July 31, 1998, the Company had net assets in liquidation of $13,258,000. This represented an increase in estimated liquidation value of assets over liabilities of $599,000 from the net assets at July 31, 1997. This change was mainly attributed to interest and other income of $951,000 and rental income from the leasing of trucks of $368,000. This was offset by an increase in the estimated costs for liquidation (primarily legal and other professional fees) of approximately $300,000. The provision for income taxes related to the change in net assets was $395,000 due to increased income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See the index constituting a part of Item 15.

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

      On July 11, 1996, the Company engaged Eisner LLP (formerly Richard A. Eisner & Company, LLP) ("Eisner") as its independent auditors to audit the Company's financial statements for the fiscal year ended July 31, 1996. In November 1996, the Company engaged Eisner to audit the Company's financial statements for the fiscal years ended July 31, 1995 and July 31, 1994. The Company subsequently engaged Eisner to audit its financial statements for the fiscal years ended July 31, 1997 and July 31, 1998.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

      As required by Rule 13a-15 under the Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision of the Company's management, the President and Chief Executive Officer and Secretary, Treasurer, Principal Financial and Accounting Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures are currently effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      In connection with adoption of the Liquidation Plan in June 1997, the Company's shareholders approved elimination of staggered terms for members of the Board of Directors and reduced the number of members from 34 to 7.

      The following individuals served as directors and executive officers of the Company during the fiscal year ended July 31, 1998:

Name                    Age      Position
----                    ---      --------

Harold Blumenkrantz      65      President, Chief Executive Officer and Director
Alfred Hertel            74      Chairman of the Board and Director
Michael Katz             64      Vice President and Director
Howard Sternheim         69      Vice President and Director
                                  (deceased April 2002)
Gerald Koblin            66      Secretary, Treasurer, Chief Accounting and
                                  Financial Officer and Director
Paul Emanuel             77      Director
Ernest Wyre              79      Director

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

      Michael Katz was principal of Katz Drug, Brooklyn, New York and is now retired. Mr. Katz has been a director of the Company since 1976 and a vice president of the Company since June 1997.

      Howard Sternheim (deceased April 22, 2002) was president and principal shareholder of Vanderveer Pharmacy, Inc. in Brooklyn, New York, as well as other drugstores and one variety story in the New York City metropolitan area, for more than the past five years. He had been a director of the Company since 1976 and a vice president since June 1997.

      Gerald Koblin has been a principal of Koblin Pharmaceuticals, Inc., Nyack, New York for more than the past five years. Mr. Koblin has been a director of the Company since 1995, the Secretary and Treasurer since July 1997, and the Chief Accounting and Financial Officer of the Company since August 1997.

      Paul Emmanuel had been the owner of Town and Country Pharmacy, Inc., Ridgewood, New Jersey, for more than the past five years, and sold the store in 2000. Mr. Emmanuel has been a director of the Company since 1985.

      Ernest Wyre was a principal of Lenox Terrace Drugstore, Inc. and Fairview Chemists, Brooklyn, New York for more than five years prior to 1987, and since that time has been a private investor. Mr. Wyre has been a director of the Company since 1976.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth, for the fiscal years ended July 31, 1998, 1997 and 1996, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                               ANNUAL COMPENSATION

                                                                        Other
Name                                                                    Annual     All Other
and Principal                                                           Compen-    Compen-
Position                           Year         Salary       Bonus      sation     sation(1)
--------                           ----         ------       -----      ------     ---------
Harold Blumenkrantz                1998        $ 65,000        --        --              --
President and
CEO(2)

Roman Englander                    1996        $272,198        --        --        $ 10,327
President and
CEO(3)

Alan Glenn                         1997        $ 46,333        --        --              --
Senior Vice                        1996        $202,800        --        --        $  3,064
President,
CEO, COO(4)

Jay Reba                           1997        $109,170        --        --              --
Vice President                     1996        $107,600        --        --              --
Finance(5)

Mark Englander                     1997        $103,552        --        --              --
Vice President(5)                  1996        $106,000        --        --              --

Norman Genzer                      1997        $112,521        --        --              --
Vice President(5)                  1996        $105,500        --        --              --

All 1998 Executive Officers
as a Group (5 persons)                         $ 65,000        --        --              --

(1) Value of insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance for the benefit of the named executive officer.

(2) Mr. Blumenkrantz is paid pursuant to a consulting agreement on a month-to-month basis at the rate of $5,000 per month.

(3)   Retired effective December 31, 1995.

(4) Appointed President of the Company in March 1996. Retired from the Company effective August 31, 1996.

(5) Resigned from the Company in July 1997 in connection with the asset sale to Neuman.

      Roman Englander resigned as a Director of the Company and as a trustee of the Company's pension plan and profit sharing plan effective February 28, 1997.

      None of the directors or members of the Executive Committee, except Roman Englander (who has resigned) and Mr. Katz (who received a fee of $2,000 in fiscal 1998 for assistance in liquidation activities and, thereafter, a consulting fee of $1,000 per month for assistance in liquidation activities until the end of April 2002.), received any direct remuneration from the Company or reimbursement for expenses, except that the Company reimburses minor amounts of expenses on an infrequent basis, and paid the premiums for term life insurance policies covering most of them with the benefits of $100,000 each payable to their designees until the sale of its assets on July 3, 1997. The aggregate annual premium for these policies was approximately $49,000.

      The Company's non-contributory defined benefit pension plan for eligible non-union employees was terminated in August 1997. See Note E of Notes to Financial Statements.

      The Company also had a profit-sharing plan, including a 401(k), for non-union employees, including its officer-employees, which required no fixed or minimum contribution. There has been no contribution to the profit-sharing plan since the fiscal year ended July 31, 1994. Under the plan, contributions by the Company were allocated among the accounts of participating employees in proportion to their respective compensations, as defined. Upon retirement, death or disability, participating employees are entitled to the value of their accounts as provided in the plan. An employee's interest in the Company's contribution became vested in increments over the first five years of their membership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding shares of common stock beneficially owned as of July 14, 2004, by (i) each person, known to the Company, who beneficially owns more than 5% of the common stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner     Shares Beneficially Owned (1)         Percentage of Stock Outstanding (1)
------------------------------------     -----------------------------         -----------------------------------
Sharon Sternheim, Executrix of The                 492,784                                   5.31%
Estate of Howard Sternheim
1020 Park Avenue
New York, NY 10028

Paul Emanuel                                        24,480                                    .26%
468 Churchill Road
Teaneck, NJ 07666

Harold Blumenkrantz                                 36,685                                    .40%
7411 Orangewood Lane
Boca Raton, FL 33433

Alfred Hertel                                      113,358                                   1.22%
84 Shoreline Drive
Hilton Head Island, SC 29928

Michael Katz
3400 Galt Ocean Drive                              101,196                                   1.09%
Apt. 1507S
Fort Lauderdale, FL 33308

Gerald Koblin
214 Jewett Road                                     43,997                                    .47%
Upper Nyack, NY 10960

Ernest Wyre
6613 Pullen Ct
Tampa, FL 33625                                    149,699                                   1.61%

All Officers and Directors as a Group              469,415                                   5.06%
(6 persons)

----------
(1)   All of these shares are owned of record.

Common Stock

      The Company is authorized to issue up to 25,000,000 shares of common stock, $1.00 par value each, of which 9,274,863 shares are currently issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders, and are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. The common stock has no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the common stock (except for the Company's right of first refusal, discussed below). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares of common stock can elect all of the directors.

      Holders of the common stock who are customers of the Company are required to pledge their shares to the Company as security for their purchase of products. All holders who intend to sell their shares are required to first offer them to the Company (the "right of first refusal") at a purchase price equal to the lesser of (a) the book value of the shares or (b) the greater of cost or par value. If the Company elects to exercise its right of first refusal, it must pay for the shares in three equal annual installments, without interest, commencing 60 days after the offer is made.

      In the event of liquidation, dissolution or winding up of the Company, such as that being implemented the Liquidation Plan, the owners of common stock are entitled to share all assets remaining available for distribution after the payment of liabilities and after provision has been made for each class stock, if any, having a preference over the common stock as such.

Preferred Stock

      The Company is authorized to issue up to 250,000 shares of preferred stock, $100 par value each. Preferred stockholders are entitled to an 8% cumulative dividend based on par value, payable in preferred stock. Upon liquidation of the Company, holders of the preferred stock are entitled to a payment of $100 per share before any amounts are paid to holders of common stock. The preferred stock is not entitled to vote and does not have any preemptive or conversion rights.

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

      As of July 31, 1998, 1,930 shares were issued and outstanding, all of which have since been redeemed in full and cancelled.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has oral consulting agreements with its President, Harold Blumenkrantz, and a director, Michael Katz, and a written consulting agreement with Jay Reba, its former Vice President-Finance, for the purpose of implementing the Liquidation Plan. The terms of the consulting agreement with Mr. Blumenkrantz provided for his part-time employment on a month-to-month basis for a consulting fee of $5,000 per month, plus reasonable and customary expenses. Mr. Blumenkrantz ceased collecting his consulting fee after July 31, 2001. Michael Katz received a consulting fee of $1,000 per month for assistance in liquidation activities until the end of April 2002. The written consulting agreement with Mr. Reba is dated June 4, 1998, and provided for his consulting services for a minimum of three months, and on a month-to-month basis thereafter, for a consulting fee of $11,400 per month (beginning in January
1999), plus reasonable and customary expenses and a severance payment of $34,200. Mr. Reba's consulting agreement terminated August 31, 1999. He was thereafter engaged by the Company on a month-to-month basis to render limited consulting services for a fee of $2,750 per month from September 1, 1999 until April 30, 2002. His current engagement by the Company provides for payment to him of $125 per hour, plus expense reimbursement, for work he is asked to perform.

      The Company occupies office space, on a month-to-month basis, in the offices of its President, Harold Blumenkrantz, in Neptune, New Jersey, and Boca Raton, Florida, at an annual cost, including telephone service, photocopies and postage, of $1,200.

      No other officer or director received any direct remuneration from the Company or reimbursement for expenses, except that the Company reimburses minor amounts of expenses on an infrequent basis, and paid the premiums for term life insurance policies covering most of them with the benefits of $100,000 each payable to their designees until the sale of its assets on July 3, 1997. The aggregate annual premiums for these policies was approximately $49,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      AUDIT FEES

      The aggregate fees billed by Eisner LLP for the annual audit, and for the review of the interim financial statements was approximately $54,000 for the fiscal year ended July 31, 1998 and approximately $73,000 for the fiscal year ended July 31, 1997.

      AUDIT RELATED FEES

      Eisner LLP did not render any professional services to DG Liquidation, Inc. involving "Audit Related Fees" other than as set forth in the preceding paragraph.

      TAX FEES

      Eisner LLP did not render any professional services to DG Liquidation, Inc. during the fiscal years ended July 31, 1998 and 1997 for tax compliance, tax advice and tax planning services.

      ALL OTHER FEES

      The aggregate fees billed by Eisner LLP for all other services rendered to DG Liquidation, Inc. during the fiscal years ended July 31, 1998 and July 31, 1997, other than audit services, were approximately $5,000 and $101,000, respectively, for tax return preparation and services related to the sale of assets to Neuman.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

      Schedules and Reports on Form 8-K

      (a)(1) Financial Statements.

      The following are filed with this report:

      (i)   Independent Auditors Report.

      (ii)  Statement of Net Assets (liquidation basis) at July 31, 1998 and
            1997.

      (iii) Statement of Changes in Net Assets (liquidation basis) for the period from July 1, 1997 to July 31, 1997 and for the year ended July 31, 1998.

      (iv) Statements of Operations (going concern basis) for the period from August 1, 1996 to June 30, 1997 and for the year ended July 31, 1996.

      (v) Statements of Stockholders' Equity (going concern basis) for the period August 1, 1996 to June 30, 1997 and for the year ended July 31, 1996.

      (vi) Statements of Cash Flows (going concern basis) for the period from August 1, 1996 to June 30, 1997 and for the year ended July 31, 1996.

      (vii) Notes to the Financial Statements.

      (a)(2) Financial Statement Schedules:

            None

      (a)(3) Exhibits.

      The following exhibits are filed as part of this report:

Exhibit
Number                      Exhibit

2     Plan of Liquidation adopted June 27, 1997 (14)

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

31    Rule 13(a)-15(e)/15(d)-15(e) Certifications.

32    Section 1350 Certification
----------

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

(5) Incorporated by reference to the specified exhibit constituting a part the Company's Notification on Form 1-A (File No. 24-NY-8736)

(6) Filed as the specified exhibit to the Company's Registration Statement on Form S-4 (File No. 33-35396)

(7) Filed as the specified exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 33-35396).

(8) Filed as the specified exhibit to the Company's Registration Statement on Form S-2 (File No. 33-40277).

(9) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1991 (File No. 2-98610-NY).

(10) Filed as the Specified Exhibit to Post-Effective Amendment No.1 to the Company's Registration Statement on Form S-2 (File No. 33-40277).

(11) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1992 (File No. 2-98610-NY).

(12) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1993 (File No. 2-98610-NY).

(13) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1996 (File No. 2-98610-NY).

(14) Filed as to specified exhibit constituting a part of the Registrant's Form 10-K, Annual Report, pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934, for the fiscal year ended July 31, 1997 (File No. 2-98610-NY).

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this amended Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Town of Neptune, State of New Jersey, on July 14, 2004.

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

/s/ Harold Blumenkrantz             President, Chief Executive          July 14, 2004
------------------------------      Officer and Director
     Harold Blumenkrantz

/s/ Gerald Koblin                   Secretary, Treasurer,               July 14, 2004
------------------------------      Principal Financial and
     Gerald Koblin                  Accounting Officer and Director


/s/ Alfred Hertel                   Chairman of the Board               July 14, 2004
------------------------------      and Director
     Alfred Hertel

/s/ Michael Katz                    Vice President and Director         July 14, 2004
------------------------------
     Michael Katz

/s/ Paul Emanuel                    Director                            July 14, 2004
------------------------------
     Paul Emanuel

/s/ Ernest Wyre                     Director                            July 14, 2004
------------------------------
     Ernest Wyre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DG Liquidation, Inc.

We have audited the accompanying statements of net assets (liquidation basis) of DG Liquidation, Inc. (formerly Drug Guild Distributors, Inc.) as of July 31, 1998 and 1997 and the related statements of changes in net assets (liquidation basis) for the year ended July 31, 1998 and for the period from July 1, 1997 to July 31, 1997. In addition, we have audited the accompanying statements of operations, stockholders' equity and cash flows for the period from August 1, 1996 to June 30, 1997 and for the year ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, the stockholders of the Company approved a plan of liquidation on June 27, 1997 and on July 3, 1997, the Company sold substantially all its net assets and commenced liquidation proceedings. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 1997 from the going concern basis to a liquidation basis.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the net assets in liquidation of DG Liquidation, Inc. as of July 31, 1998 and 1997, the changes in its net assets in liquidation for the year ended July 31, 1998 and for the period from July 1, 1997 to July 31, 1997, and the results of its operations and cash flows for the period from August 1, 1996 to June 30, 1997 and for the year ended July 31, 1996, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

Eisner LLP

New York, New York

October 18, 2000, except for Notes G, H[5], A[2] and H[2] as to which the dates are December 14, 2001, August 12, 2002, October 9, 2002 and May 16, 2003, respectively

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF NET ASSETS
(liquidation basis)
(In thousands, except share and per share amounts)

                                                                                           JULY 31,
                                                                                     ----------------------
                                                                                      1998           1997
                                                                                     -------        -------
ASSETS

Cash                                                                                 $ 3,170        $   230
United States Treasury bills, at cost which approximates market value                  2,016          3,803
Notes receivable, including accrued interest of $645 in 1998 and $68 in 1997          10,114         11,484
Insurance claim receivable                                                                            1,000
Recoverable insurance premiums and other assets                                          102            287
Delivery trucks held for sale, at estimated net realizable value                                        427
Deferred tax asset                                                                       509            127
                                                                                     -------        -------
                                                                                      15,911         17,358
                                                                                     -------        -------
LIABILITIES

Notes payable                                                                                            80
Estimated liquidation expenses                                                         1,806          1,924
Accrued expenses and taxes                                                               654            433
                                                                                     -------        -------

                                                                                       2,460          2,437
Redeemable preferred stock; authorized 250,000 shares, $100 par value; issued and outstanding 1,930 shares in 1998 and 22,620 shares in
   1997 at redemption value                                                              193          2,262
                                                                                     -------        -------
                                                                                       2,653          4,699
                                                                                     -------        -------
Commitments and contingencies (Note H)

NET ASSETS IN LIQUIDATION                                                            $13,258        $12,659
                                                                                     =======        =======

NET ASSETS IN LIQUIDATION PER COMMON SHARE (BASED ON
  9,552,000 COMMON SHARES OUTSTANDING)                                               $  1.39        $  1.33
                                                                                     =======        =======

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------
(liquidation basis)
(In thousands)

                                                                                               PERIOD FROM
                                                                                   YEAR ENDED  JULY 1, 1997
                                                                                    JULY 31,   TO JULY 31,
                                                                                      1998         1997
                                                                                   ----------  ------------
Net assets in liquidation - beginning of period                                     $ 12,659     $ 11,892
                                                                                    --------     --------

Gain on sale of net assets                                                                          3,683
Interest and other income                                                              1,319          114
Estimated costs incurred and to be incurred during period of liquidation                (293)      (2,017)

Insurance claim recovery                                                                            1,000

Loss on termination of pension plan                                                                  (305)

Dividend on preferred stock                                                                           (13)

Other adjustments to net assets                                                          (32)          94
                                                                                    --------     --------

Increase in net assets before income taxes                                               994        2,556

Provision for income taxes related to change in net assets, including a deferred tax benefit of $382 in 1998 and a deferred tax provision of $1,681
 in 1997, principally representing write-off of deferred tax asset                      (395)      (1,789)
                                                                                    --------     --------

Increase in estimated liquidation value of assets over liabilities                       599          767
                                                                                    --------     --------

NET ASSETS IN LIQUIDATION - END OF PERIOD                                           $ 13,258     $ 12,659
                                                                                    ========     ========

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF OPERATIONS
(going concern basis)
(In thousands, except per share data)

                                                       PERIOD FROM
                                                      AUGUST 1, 1996  YEAR ENDED
                                                       TO JUNE 30,      JULY 31,
                                                           1997           1996
                                                      --------------  ----------

Net sales                                               $ 454,572     $ 501,383
Cost of sales                                             426,833       468,108
Estimated loss on defalcation                                             7,400
                                                        ---------     ---------

Gross profit                                               27,739        25,875
                                                        ---------     ---------

Expenses:

   Warehouse                                                8,197         8,886
   Shipping and delivery                                    5,310         5,674
   Selling, general and administrative                     11,478        10,229
   Interest expense                                         4,805         5,494
   Interest income                                           (500)         (601)
   Gain on settlement of claim                               (596)
                                                        ---------     ---------
      Net operating expenses                               28,694        29,682
                                                        ---------     ---------

Loss before income taxes                                     (955)       (3,807)
                                                        ---------     ---------

(Benefit) for income taxes:
   Current                                                    (68)       (1,151)
   Deferred                                                  (382)         (392)
                                                        ---------     ---------

                                                             (450)       (1,543)
                                                        ---------     ---------

NET LOSS                                                     (505)       (2,264)
Stock dividend on preferred stock                             145           191
                                                        ---------     ---------

Net loss attributable to common stockholders            $    (650)    $  (2,455)
                                                        =========     =========

LOSS PER COMMON SHARE                                   $   (0.07)    $   (0.24)
                                                        =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        9,957        10,062
                                                        =========     =========

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY

(going concern basis)
(all amounts in thousands)

                                                 COMMON STOCK $1 PAR VALUE
                                              ---------------------------------            (ACCUMU-    TOTAL
                                                ISSUED AND      SUBSCRIBED AND              LATED     BEFORE       LESS      TOTAL
                                                OUTSTANDING        UNISSUED     ADDITIONAL  DEFICIT)  SUBSCRI-    SUBSCRI-   STOCK-
                                              ---------------   ---------------   PAID-IN  RETAINED    PTIONS     PTIONS    HOLDERS'
                                              SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL  EARNINGS  RECEIVABLE  RECEIVABLE  EQUITY
                                              ------   ------   ------   ------   -------  --------  ----------  ----------  ------
BALANCE - JULY 31, 1995                       10,000  $ 10,000    425   $   425   $ 3,792  $  1,650   $ 15,867     $900    $ 14,967

Transactions for the year ended
  July 31, 1996:

   Net loss                                                                                  (2,264)    (2,264)              (2,264)
   Common stock redeemed or cancellations                          (1)       (1)      (18)                 (19)     (21)          2
   Common stock to offset accounts receivable    (98)      (98)                       (37)                (135)                (135)
   Collections on subscriptions                  121       121   (121)     (121)                             0     (240)        240
   Stock dividend on preferred stock                                                           (191)      (191)                (191)
   Common stock subscription adjustments                          109       109      (109)                   0                    0
                                              ------  --------    ---   -------   -------  --------   --------     ----    --------
                                              10,023    10,023    412       412     3,628      (805)    13,258      639      12,619

BALANCE - JULY 31, 1996

Transactions for the period from
  August 1, 1996 to June 30, 1997:

   Net loss                                                                                    (505)      (505)                (505)
   Common stock redeemed or cancellations        (56)      (56)  (601)     (601)       33                 (624)    (601)        (23)
   Common stock to offset accounts receivable   (100)     (100)                        76                  (24)                 (24)
   Collections on subscriptions                   25        25    (38)      (38)       13                    0      (38)         38
   Stock dividend on preferred stock                                                           (145)      (145)                (145)
   Stock forfeited in settlement of claim       (340)     (340)                       272                  (68)                 (68)
   Common stock subscription adjustments                          227       227      (227)                   0                    0
                                              ------  --------    ---   -------   -------  --------   --------     ----    --------
BALANCE - JUNE 30, 1997                        9,552  $  9,552      0   $     0   $ 3,795  $ (1,455)  $ 11,892     $  0    $ 11,892
                                               =====  ========    ===   =======   =======  ========   ========     ====    ========

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF CASH FLOWS
(going concern basis)
(In thousands)

                                                                                  PERIOD FROM
                                                                                 AUGUST 1, 1996  YEAR ENDED
                                                                                   TO JUNE 30,    JULY 31,
                                                                                      1997         1996
                                                                                 --------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $  (505)     $(2,264)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                     998          891
      Noncash gain on settlement of claim                                              (596)
      Deferred compensation payable                                                     (42)         (53)
      Deferred income taxes                                                            (382)        (392)
      Changes in:
        Trade receivables, net                                                        2,031       (2,908)
        Merchandise inventory                                                        (4,252)       9,456
        Tax refund receivable                                                         1,036       (1,036)
        Prepaid expenses and other current assets                                       175          (14)
        Accounts payable                                                              5,189       (2,873)
        Deferred rent payable                                                            99          263
        Accrued expenses and taxes                                                       78         (339)
                                                                                    -------      -------
           Net cash provided by operating activities                                  3,829          731
                                                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment                                                 (767)        (880)
   Decrease in other assets                                                             170          218
                                                                                    -------      -------
           Net cash used in investing activities                                       (597)        (662)
                                                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of notes payable                                                          (396)        (528)
   Net decrease in short-term bank debt                                              (2,166)         (71)
   Collections on common stock                                                           38          242
   Common stock redeemed                                                                (23)
   Preferred stock redeemed                                                            (485)      (1,535)
                                                                                    -------      -------
           Net cash used in financing activities                                     (3,032)      (1,892)
                                                                                    -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    200       (1,823)
Cash and cash equivalents - beginning of period                                         200        2,023
                                                                                    -------      -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $   400      $   200
                                                                                    =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                    $ 4,805      $ 5,353
   Income taxes - paid                                                                           $   101
   Income taxes - refunded                                                          $ 1,036      $   377
   Summary of noncash transactions:
      Reduction of accrued expenses in exchange for issuance of notes payable                    $    19
      Cancellation of common shares and liability for deferred compensation
        in connection with settlement of claim                                      $   596
      Accounts receivable reduced for redemptions of common stock                   $    24      $   135
      Stock dividends on preferred stock                                            $   145      $   191

See notes to financial statements

DG LIQUIDATION, INC.
--------------------------------------------------------------------------------
(formerly known as Drug Guild Distributors, Inc.)

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

      A Plan of Complete Liquidation (the "Plan") was approved by the holders of a majority of the Company's outstanding shares of common stock on June 27, 1997. The Plan provided for: (1) the sale of the Company's operating assets, (2) the payment of or provision for all of the Company's remaining liabilities and obligations, (3) payment of $100 per share to the holders of preferred stock prior to any amount distributed to the common stockholders and (4) the dissolution of the Company.

[2]   SALE OF ASSETS:

      On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 noninterest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years and collateralized by a standby letter of credit. The $1,000,000 promissory note has been recorded at its present value, ($823,000 and $766,000 at July 31, 1998 and 1997, respectively) using an imputed interest rate of 6.69%. The adjustable value note provides for interest at a rate (6.36% and 6.69% at July 31, 1998 and 1997, respectively) determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the year ended July 31, 1998, pursuant to the terms of the note, interest was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest is payable quarterly based on the unpaid principal balance of the note. During the year ended July 31, 1998, the Company received quarterly principal payments on the note aggregating $2,000,000 plus interest of $82,000.

      In connection with the sale, the Company received an option in favor of the Company's stockholders to purchase under certain conditions, at 85% of the per share offering price, an aggregate of 10% of Neuman shares to be made available in a public offering in the event Neuman files a registration statement with the Securities and Exchange Commission prior to July 3, 2001 in connection with an initial public offering. No value has been ascribed to the option due to its contingent nature.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE A - PLAN OF LIQUIDATION, SALE OF ASSETS AND BASIS OF PRESENTATION
(CONTINUED)

[2]   SALE OF ASSETS: (CONTINUED)

      The asset purchase agreement provided that the purchase price is subject to adjustment based upon a final valuation of the assets and liabilities sold. In addition, the terms of sale provided that Neuman had one year from the date of purchase to return to the Company any accounts receivable balances which had not then been collected and reduce the amount of the adjustable note by such uncollected balances (see Note H[3]). The gain recognized on the sale was $3,683,000.

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

[3]   BASIS OF PRESENTATION:

      For all periods through June 30, 1997, the financial statements have been prepared on a going concern basis. Subsequent to June 30, 1997, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at July 31, 1998 and 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

       The valuation of assets and liabilities necessarily requires estimates and assumptions. Net assets and future liquidating distributions will be subject to uncertainties including, the ultimate amount of liquidation expenses and the amount, if any, ultimately to be collected on unsecured claims against the bankruptcy estate.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   USE OF ESTIMATES:

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

[2]   MERCHANDISE INVENTORY:

      Inventory, which consisted entirely of finished goods, was stated at the lower of cost (last-in, first-out) or market.

      A liquidation of LIFO inventory layers, which were carried at lower costs compared to current costs, had the effect of reducing loss before income taxes by $679,000 for the year ended July 31, 1996.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]   PROPERTY AND EQUIPMENT:

      Depreciation was computed on straight-line and accelerated methods over the estimated useful lives as follows:

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

[5]   LOSS PER COMMON SHARE:

      For the eleven month period ended June 30, 1997 and year ended July 31, 1996, loss per common share was computed by dividing net loss as increased by preferred dividend requirements, by the weighted average number of common shares outstanding during the periods.

NOTE C - ESTIMATED LIQUIDATION EXPENSES

Estimated liquidation expenses, consisting of legal and other professional fees, consulting fees and insurance expense, to be incurred through the date of final dissolution of the Company have been accrued in the accompanying financial statements. Analysis of transactions reflected in the liability for estimated liquidation expenses follows:

      Estimated liquidation expenses accrued
         during the period July 1, 1997 to July 31, 1997                $2,017

      Liquidation expenses paid during the period                          (93)
                                                                        ------
      Balance at July 31, 1997                                           1,924

      Liquidation expenses paid during the year ended
         July 31, 1998                                                    (411)

      Increase in estimated liquidation expenses to be
         incurred                                                          293
                                                                        ------
      Balance at July 31, 1998                                          $1,806
                                                                        ======

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE D - SETTLEMENT OF CLAIM

During the year ended July 31, 1996, an independent investigatory firm retained by the Company uncovered certain payments which may have been unauthorized and may have benefited the Company's former president and chief executive officer. The Company asserted various claims against this individual who has denied the allegations. In June 1997, the parties entered into a settlement agreement whereby 339,851 shares of the Company's common stock owned by the former officer and his wife were forfeited. In addition, he surrendered his right to receive unpaid deferred compensation consisting of monthly payments of $8,333 through February 2004. The Company had previously provided for the present value of these payments. The Company recorded a gain of $596,000 on settlement of the claim during the period ended June 30, 1997.

NOTE E - RETIREMENT PLANS

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

Net pension cost included the following components:

                                                       PERIOD FROM
                                                      AUGUST 1, 1996  YEAR ENDED
                                                        TO JUNE 30,    JULY 31,
                                                          1997           1996

      Service cost - benefits earned during the period                $ 101,000
      Interest cost on projected benefit obligation     $ 82,000        157,000
      Actual return on plan assets                       (48,000)      (112,000)
      Net amortization and deferral                        8,000         (3,000)
                                                        --------      ---------
      Net periodic cost                                 $ 42,000      $ 143,000
                                                        ========      =========

The Company made contributions along with other employers to a union multi-employer plan, Local 815, International Brotherhood of Teamsters. The expense for such plan was $337,000 and $351,000 for the eleven month period ended June 30, 1997 and the year ended July 31, 1996, respectively. The Employee Retirement Income Securities Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of such employers' withdrawal from such a plan or upon a termination of such a plan. In connection with the sale of the Company's assets the purchaser assumed the Company's obligation under the multi-employer plan.

The Company also had a profit-sharing plan and a 401(k) savings plan for eligible nonunion employees. The 401(k) plan was solely funded by employee contributions. The profit-sharing plan required no fixed or minimum contribution. There was no profit-sharing expense for the period from August 1, 1996 through June 30, 1997 or for the year ended July 31, 1996.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE F - INCOME TAXES

A reconciliation of the income tax benefit with the amounts computed by applying the maximum Federal income tax rate to the pre-tax loss follows:

                                                                  PERIOD FROM
                                                                AUGUST 1, 1996
                                                                  TO JUNE 30,               YEAR ENDED
                                                                     1997                 JULY 31, 1996
                                                              ------------------      ---------------------
      Computed tax benefit at maximum rate                    $(325,000)  (34.0)%     $(1,294,000)   (34.0)%
      State tax benefit, net of Federal income
         tax effect                                             (57,000)   (6.0)         (231,000)    (6.0)
      Alternative minimum tax credit                                                     (156,000)    (4.1)
      Other adjustments                                         (68,000)   (7.1)          138,000      3.6
                                                              ---------   -----       -----------    -----
                                                              $(450,000)  (47.1)%     $(1,543,000)   (40.5)%
                                                              =========   =====       ===========    =====

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

The net deferred tax asset at July 31, 1998 and 1997 relates to the following:

                                                           1998          1997
                                                        ---------     ---------

      Estimated liquidation expenses                    $ 614,000     $ 654,000
      Difference between financial reporting and
         tax basis of note receivable                    (105,000)     (168,000)
      Insurance claim receivable                                       (340,000)
      Other                                                             (19,000)
                                                        ---------     ---------
                                                        $ 509,000     $ 127,000
                                                        =========     =========

In connection with the sale of the Company's net assets to Neuman on July 3, 1997, the balance in the deferred tax asset account at such date was written off as a reduction of net assets.

NOTE G - OFFICER'S LIFE INSURANCE

At July 31, 1998 the Company was the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president. At July 31, 1998 and 1997, the cash surrender value of these policies was $199,000 and $202,000, respectively. At such dates, the Company had outstanding loans aggregating $152,000 and $150,000 against the cash surrender value at an annual interest rate of 7.57%. The cash surrender value, net of borrowings is included in other assets. In October 2001, the Company's former president died and on December 14, 2001, the Company received approximately $1,599,000, net of outstanding loans of $157,000 from the insurance company in settlement of the policies resulting in a gain of $1,511,000 in fiscal 2002.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE H - COMMITMENT AND CONTINGENCIES

[1] In connection with the sale of the Company's assets on July 3, 1997, the purchaser assumed the Company's obligation under existing leases and the landlord released the Company from liability for future lease payments.

      Total rent expense, including real estate taxes, was $1,109,000 and $1,291,000 for the eleven-month period ended June 30, 1997 and the year ended July 31, 1996, respectively.

      The Company, subsequent to the sale, occupies office space, on a month-to-month basis, in the offices of its President, at an annual cost, including telephone service, photocopies and postage, of $1,200.

[2] On March 3, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with an inventory defalcation (see Note K). The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

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

      The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003 in the aggregate sum of approximately $290,000. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, including interest of $7,000. Net assets will be increased by the amount of the judgment reduced by related legal and other professional fees during the year ended July 31, 2003.

[3] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997 (see Note A[2]). The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. Neuman also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserted that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE H - COMMITMENT AND CONTINGENCIES  (CONTINUED)

[3]   (CONTINUED)

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

      As described in Note A[2], a settlement agreement was approved by the Bankruptcy Court on October 9, 2002, pursuant to which the Trustee in Neuman's bankruptcy and the Company released each other from all pre-petition or post-petition claims and, accordingly, none of the accounts receivable were reassigned to the Company.

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

      The defendants, including the Company, have made motions for summary judgment seeking dismissal of all of the plaintiff's claims, which are pending before the court. The Company has also asked for summary judgment on its counterclaim. On August 12, 2002, these claims were dismissed by the court.

[6] The Company entered into consulting agreements with its President, a Director and its former Vice President - Finance for the purpose of implementing the plan of liquidation. The agreement with the Company's President provides for his part-time employment on a month-to-month basis for a fee of $5,000 per month plus expenses. The consulting fees for the Director was $1,000 per month and ended in April 2002. The agreement with the former Vice President - Finance commenced on June 4, 1998 and provided for a monthly consulting fee of $11,400 (beginning in January 1999) plus expenses, and a severance payment of $34,000. The agreement was terminated in August 1999. He was thereafter engaged on a month-to-month basis for $2,750 per month through April 2002.

[7] The Company has been a party to several other pending legal actions, principally motor vehicle accidents involving vehicles owned or operated by the Company and other claims including one for product liability for which the Company is covered by its insurance. The Company believes the results of these various lawsuits and claims will not materially affect the financial position of the Company.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE I - REDEEMABLE PREFERRED STOCK

Preferred stockholders are entitled to an 8% cumulative dividend based on par value, payable in preferred stock. Upon liquidation of the Company, holders of the preferred stock are entitled to a payment of $100 per share before any amounts are paid to holders of common stock. The preferred stock is not entitled to vote and does not have any preemptive or conversion rights. During the year ended July 31, 1998, 20,690 shares of preferred stock were redeemed for $2,069,000 and subsequent thereto through December 28, 1998, the remaining 1,930 outstanding shares of preferred stock were redeemed for $193,000.

NOTE J - STOCKHOLDERS' EQUITY

The stockholders were a substantial portion of the Company's customers and all stockholders had assigned their shares to the Company as additional collateral for their respective accounts receivable balances. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend.

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

NOTE K - INVENTORY DEFALCATION

During 1996, an inventory defalcation was discovered. Management estimated that results for the year ended July 31, 1996 were negatively impacted by $7,400,000. The Company determined that certain entries in its perpetual inventory and units sold were improper. Management extrapolated the effects of these entries based on unit costs, units sold and sales dollars. The amount is included as a separate component of cost of sales. The Company's reported inventory values on its balance sheets were based on results of physical counts and, accordingly, the Company believes that its reported net loss for such year is fairly presented.

On February 17, 1998, the Company received $1,000,000 from insurance coverage related to the defalcation. Such amount has been reflected in the accompanying statement of net assets at July 31, 1997 and changes in net assets for the period from July 1, 1997 to July 31, 1997.