Form 10-Q
period 1998-10-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: October 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from:

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

            As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            (a) DG Liquidation's unaudited, interim financial statements for its first fiscal quarter of 1999 (the three months ended October 31, 1998) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                            October 31,  July 31,
                                                               1998       1998
                                                            (Unaudited)

ASSETS


Cash and cash equivalents                                   $     6,323  $   3,170
United States Treasury bills at cost which
approximates market value                                                    2,016
Notes receivable, including interest of $39 and
$645 at October 31, 1998 and July 31, 1998,
respectively                                                      8,607     10,114
Other assets                                                         69        102
Deferred tax asset                                                  459        509



                                                            -----------  ---------

                                                                 15,458     15,911
                                                            -----------  ---------

LIABILITIES

Estimated liquidation expenses                                    1,660      1,806
Accrued expenses and taxes                                          177        654

                                                            -----------  ---------

                                                                  1,837      2,460
                                                            -----------  ---------

Redeemable preferred stock; authorized 250,000
shares, $100 par value; issued and outstanding
1930 shares at redemption value                                     193        193
                                                            -----------  ---------

                                                                  2,030      2,653
                                                            -----------  ---------

NET ASSETS IN LIQUIDATION                                   $    13,428  $  13,258
                                                            -----------  ---------


                                                            -----------  ---------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based
on 9,552,000 shares outstanding)                            $      1.41  $    1.39
                                                            -----------  ---------

                      See notes to financial statements

                              DG LIQUIDATION, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                  (Unaudited)

                                                                   Three
                                                             Month Period Ended
                                                                 October 31,

                                                              1998       1997


Net assets in liquidation at beginning of period            $ 13,258   $ 12,659
                                                            --------   --------
Interest and other income                                        227        271

Truck rental income                                               --         91

Recovery of receivables previously written-off                    39         --
                                                                       --------
Other adjustments to net assets                                   (8)        (6)
                                                                  --   --------
Increase in net assets before income taxes                       258        356
                                                                 ---   --------

Provision for income taxes                                        88        121
                                                                  --   --------

Increase in estimated liquidation value of  assets over
  liabilities                                                    170        235
                                                                 ---   --------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                  $ 13,428   $ 12,894
                                                            --------   --------

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at October 31, 1998 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note has been recorded at its present value of $766,000 at July 31, 1997.

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

      On October 31, 1998, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company is successful in its claims against the Anchin Firm, then these third-party defendants, by reason of their alleged failure to reasonably perform their respective fiduciary duties, should be held liable for the losses to the Company for which the Anchin Firm is sought to be held responsible. On October 27, 1998, the court dismissed the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee, thereby discontinuing the third-party lawsuit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Since July 1, 1997, the Company has been operating under the Liquidation Plan and its financial reporting is being made in accordance with the liquidation basis of accounting. Therefore, the following discussion relates to the financial statements presented on a liquidation basis.

      Statement of Net Assets in Liquidation

      Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 31, 1998, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due August 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. Any adjustment will be recognized in the period in which the adjustment is determined.

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

      Statement of Changes in Net Assets in Liquidation

      As of October 31, 1998, the Company had net assets in liquidation of $13,428,000. This represented an increase in estimated liquidation value of assets over liabilities of $170,000 from the net assets at July 31, 1997, as compared to an increase in net assets of $235,000 for the three month period ended October 31, 1997. The reduction of $65,000 was attributable to elimination of truck rental of $91,000 because of the sale of the Company's trucks during the fiscal year ended July 31, 1998, and lower interest income of $44,000 as a result of higher estimated interest rates in the July 31, 1998 fiscal year. This was offset by the recovery of receivables previously written-off of $39,000, which could not begin until one year after the July 3, 1997 sale of the Company's operating assets. The remaining difference was due to $33,000 in lower income taxes in the 1998 period as a result of lower income.

The Months Ended  October 31, 1998  Compared to Three  Months Ended  October 31,
1997

      Interest and other income for the 1998 period was $44,000 lower than the 1997 period mainly because of lower interest rates. This was offset by the recovery in 1998 of receivables previously written off of $39,000, which could not begin until the receivables were turned over to the Company one year after the July 3, 1997 sale of the Company's operating assets. Truck rental income for the three months ended October 31, 1997 of $91,000 was reduced to zero in the 1998 period as a result of the sale of trucks and ending of the truck rental agreement on June 30, 1998.

      Income taxes were lower in the 1998 period as a result of lower income.

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

      On October 31, 1998, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company is successful in its claims against the Anchin Firm, then these third-party defendants, by reason of their alleged failure to reasonably perform their respective fiduciary duties, should be held liable for the losses to the Company for which the Anchin Firm is sought to be held responsible. On October 27, 1998, the court dismissed the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee, thereby discontinuing the third-party lawsuit.

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

      Not Applicable.

ITEM 5.  OTHER INFORMATION

      Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

         Exhibit
         Number                  Description of Exhibit
         ------                  ----------------------

         31                      Rule 13(a)-15(e)/15(d)-15(e) Certifications.

         32                      Section 1350 Certification.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Township of Neptune, State of New Jersey, on July 14, 2004

                              DG LIQUIDATION, INC.

                              By: /s/ Harold Blumenkrantz
                                  -------------------------------------
                                  President and Chief Executive Officer