Form 10-Q
period 1999-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: January 31, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            (a) DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 1999 (the three and six months ended January 31, 1999) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                            January 31,  July 31
                                                               1999        1998

                                                            (Unaudited)
ASSETS


Cash and cash equivalents                                   $     2,842  $ 3,170
United States Treasury bills at cost which
  approximates market value                                          --    2,016
Notes receivable, including interest of $35 and
  $645 at January 31, 1999 and July 31, 1998,
  respectively                                                    7,821   10,114
Other assets                                                         69      102
Deferred tax asset                                                  427      509



                                                            -----------  -------

                                                                 11,159   15,911
                                                            -----------  -------

LIABILITIES

Estimated liquidation expenses                                    1,565    1,806
Accrued expenses and taxes                                          169      654
Liquidating distributions payable                                   370       --

                                                            -----------  -------

                                                                  2,104    2,460
                                                            -----------  -------

Redeemable  preferred stock;  authorized 250,000
shares, $100 par value; issued and outstanding
1440 and 1930 shares at January 31, 1999 and July
31, 1998, respectively, at redemption value                         144      193
                                                            -----------  -------

                                                                  2,248    2,653
                                                            -----------  -------

NET ASSETS IN LIQUIDATION                                   $     8,911  $13,258
                                                            -----------  -------


                                                            -----------  -------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based
on 9,552,000 shares outstanding)                            $      0.93  $  1.39
                                                            -----------  -------

                      See notes to financial statements

                              DG LIQUIDATION, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                  (Unaudited)

                                                               Three                  Six
                                                         Month Period Ended    Month Period Ended
                                                            January 31,           January 31,


                                                           1999       1998      1999       1998

Net assets in liquidation at beginning of period         $ 13,428   $ 12,894  $ 13,258   $ 12,659
                                                                    --------  --------   --------
Interest and other income                                     179        227       406        498

Truck rental income                                            --         94        --        185

Recovery of receivables previously written-off                 86         --       125         --
                                                                    -----------------------------
Other adjustments to net assets                               (59)        16       (67)        10
                                                              ---
Increase in net assets before income taxes                    206        337       464        693
                                                              ---   -----------------------------

Provision for income taxes                                     69        115       157        236
                                                               --   -----------------------------

Increase in estimated liquidation value of  assets over
liabilities                                                   137        222       307        457
                                                              ---        ---       ---        ---

Liquidating distributions to common shareholders           (4,654)        --    (4,654)        --
                                                           ------                -----

NET ASSETS IN LIQUIDATION AT END OF PERIOD               $  8,911   $ 13,116  $  8,911   $ 13,116
                                                         --------   --------  --------   --------


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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at January 31, 1999 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with an interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note has been recorded at its present value of $766,000 at July 31, 1997.

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

      On January 31, 1999, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company is successful in its claims against the Anchin Firm, then these third-party defendants, by reason of their alleged failure to reasonably perform their respective fiduciary duties, should be held liable for the losses to the Company for which the Anchin Firm is sought to be held responsible. On October 27, 1998, the court dismissed the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee, thereby discontinuing the third-party lawsuit.

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

      Statement of Changes in Net Assets in Liquidation

      As of January 31, 1999, the Company had net assets in liquidation of $8,911,000. This represented a decrease in estimated liquidation value of assets over liabilities of $4,347,000 from the net assets at July 31, 1998. This reduction was mainly attributed to an initial distribution to stockholders of $4,654,000 offset by the net income for the period. The net income included interest income of $406,000 and collection of accounts receivable previously written off of $125,000. This was offset by an increase in non-legal costs in connection with the lawsuit against Anchin of $67,000. The provision for income taxes related to the change in net assets was $157,000 due to increased income.

      Three Months Ended January 31, 1999 Compared to Three Months Ended January 31,1998

      Truck rental income for the three months ended January 31, 1998, of $94,000 was reduced to zero in the 1999 period, as a result of the sale of trucks and ending of the truck rental agreement on June 30, 1998.

      Interest and other income for the 1999 period was $48,000 lower than the 1998 period mainly because of the payment of the liquidating distribution to common shareholders of $4,654,000 on November 6, 1998. This was offset by the recovery in 1999 of receivables previously written-off of $86,000, which could not begin until the receivables were turned over to the Company one year after the July 3, 1997 sale of the Company's operating assets.

      Total other adjustments increased, in the 1999 period $75,000 mainly due to non-legal costs, in connection with lawsuit against Anchin.

      Income taxes were lower in the 1999 period as a result of lower income.

      Six Months Ended January 31, 1999 Compared to Six Months Ended January 31,1998

      Truck rental income for the six months ended January 31, 1998, of $185,000 was reduced to zero in the 1999 period, as a result of the sale of trucks and ending of the truck rental agreement on June 30, 1998.

      Interest and other income for the 1999 period was $92,000 lower than the 1998 period mainly because of the payment of the liquidating distribution to common shareholders of $4,654,000 on November 6, 1998 as well as a result of higher estimated interest rates in the first quarter of the 1998 fiscal year. This was offset by the recovery in 1999 of receivables previously written-off of $125,000 which could not begin until the receivables were turned over to the Company one year after the July 3, 1997 sale of the Company's operating assets.

      Total other adjustments decreased, in the 1999 period $77,000 mainly due to non-legal costs, in connection with lawsuit against Anchin.

      Income taxes were lower in the 1999 period as a result of lower income.

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

      On January 31, 1999, the Anchin Firm filed an answer denying the material allegations, and commenced a third-party lawsuit against members of the Company's Executive Committee during the period of January 1990 through May 31, 1996, and the Company's corporate attorneys, alleging that if the Company is successful in its claims against the Anchin Firm, then these third-party defendants, by reason of their alleged failure to reasonably perform their respective fiduciary duties, should be held liable for the losses to the Company for which the Anchin Firm is sought to be held responsible. On October 27, 1998, the court dismissed the third-party claims against the Company's corporate attorneys and the Anchin Firm withdrew its claims against the former members of the Executive Committee, thereby discontinuing the third-party lawsuit.

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

      Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

      Exhibit
      Number                  Description of Exhibit
      ------                  ----------------------

      31                      Rule 13(a)-15(e)/15(d)-15(e)
                              Certifications.

      32                      Section 1350 Certification.

      (b) Reports on Form 8-K

      No  reports on Form 8-K were  filed  during  the second  quarter of fiscal
1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Township of Neptune, State of New Jersey, on July 14, 2004

                                   DG LIQUIDATION, INC.

                                   By: /s/ Harold Blumenkrantz
                                       -----------------------------------------
                                       President and Chief Executive Officer