Form 10-Q
period 1999-04-30
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended: April 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

                    As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         DG Liquidation's unaudited, interim financial statements for its third fiscal quarter of 1999 (the three and nine months ended April 30, 1999) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                (amounts in thousands, except per share amounts)

                                                                                     April 30,  July 31,
                                                                                       1999      1998
                                                                                     --------   --------
                                                                                   (Unaudited)
ASSETS

Cash and cash equivalents                                                            $  3,538   $  3,170
United States Treasury bills at cost which approximates market value                       --      2,016
Notes receivable, including interest of $31 and $645                                    6,991     10,114
Other assets                                                                              200        102
Deferred tax asset                                                                        410        509
                                                                                     --------   --------

                                                                                       11,139     15,911
                                                                                     --------   --------

LIABILITIES
Estimated liquidation expenses                                                          1,438      1,806
Accrued expenses and taxes                                                                109        654
Liquidating distributions payable                                                         320         --
                                                                                     --------   --------

                                                                                        1,867      2,460
                                                                                     --------   --------

Redeemable preferred stock; authorized 250,000 shares, $100 par value; issued and
outstanding, 1,440 and 1,930 shares at redemption value                                   144        193
                                                                                     --------   --------

                                                                                        2,011      2,653
                                                                                     --------   --------

NET ASSETS IN LIQUIDATION                                                            $  9,128   $ 13,258
                                                                                     --------   --------

NUMBER OF COMMON SHARES OUTSTANDING                                                     9,552      9,552
                                                                                     --------   --------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,552,000 shares outstanding)   $   0.96   $   1.39
                                                                                     --------   --------


                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                   Three                  Nine
                                                           Month Period Ended     Month Period Ended
                                                                 April 30,             April 30,
                                                          --------------------   --------------------
                                                            1999        1998       1999        1998
                                                          --------    --------   --------    --------
Net assets in liquidation at beginning of period          $  8,911    $ 13,116   $ 13,258    $ 12,659
                                                          --------    --------   --------    --------
Interest and other income                                      169         197        575         695

Truck rental income                                             --          61         --         246
Recovery of receivables previously written-off                 193          --        318          --
                                                          --------    --------   --------    --------
Other adjustments to net assets                                (33)         12       (100)         22
Increase in net assets before income taxes                     329         270        793         963
                                                          --------    --------   --------    --------

Provision for income taxes                                     112          92        269         328
                                                          --------    --------   --------    --------
Increase in estimated liquidation value of assets over
liabilities                                                    217         178        524         635

Liquidating distributions to common shareholders                            --     (4,654)         --

NET ASSETS IN LIQUIDATION AT END OF PERIOD                $  9,128    $ 13,294   $  9,128    $ 13,294
                                                          --------    --------   --------    --------

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at April 30, 1999 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

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

           Statement of Changes in Net Assets in Liquidation

           During the third quarter of fiscal 1999, the Company collected $966,000 of payments made on the adjustable rate promissory note, of which $855,000 was applied to notes receivable and the remaining $111,000 to interest.

           As of April 30, 1999, the Company had net assets in liquidation of $9,128,000. This represented a decrease in estimated liquidation value of assets over liabilities of $4,130,000 from the net assets at July 31, 1998. This reduction was mainly attributed to an initial distribution to stockholders of $4,654,000 offset by the increase in net assets for the period. The increase in net assets included interest and other income of $575,000 and collection of accounts receivable previously written off of $318,000. This was offset by an increase in non legal costs in connection with the lawsuit against Anchin of $100,000. The provision for income taxes related to the change in net assets was $269,000 due to increased income.

           Three Months Ended April 30, 1999 Compared to Three Months Ended April 30,1998

           Truck rental income for the three months ended April 30, 1998, of $61,000 was reduced to zero in the 1999 period, as a result of the sale of trucks and ending of the truck rental agreement on June 30, 1998. Interest and other income for the 1999 period was $28,000 lower than the 1998 period mainly because of the payment of the liquidating distribution to common shareholders of $4,654,000 on November 6, 1998. This was offset by the recovery in 1999 of receivables previously written-off of $193,000, which could not begin until the receivables were turned over to the Company one year after the July 3, 1997 sale of the Company's operating assets.

           Total other adjustments increased, in the 1999 period by $45,000 mainly due to non-legal costs, in connection with lawsuit against Anchin.

           Income taxes were higher in the 1999 period as a result of higher income.

           Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30,1998

           Truck rental income for the nine months ended April 30, 1998, of $246,000 was reduced to zero in the 1999 period, as a result of the sale of trucks and ending of the truck rental agreement on June 30, 1998. Interest and other income for the 1999 period was $120,000 lower than the 1998 period mainly because of the payment of the liquidating distribution to common shareholders of $4,654,000 on November 6, 1998 as well as a result of higher estimated interest rates in the first quarter of the 1998 fiscal year. This was offset by the recovery in 1999 of receivables previously written-off of $318,000 which could not begin until the receivables were turned over to the Company one year after the July 3, 1997 sale of the Company's operating assets.

           Total other adjustments increased, in the 1999 period $122,000 mainly due to non-legal costs, in connection with lawsuit against Anchin.

           Income taxes were lower in the 1999 period as a result of lower income.

           Subsequent Events

           On April 6, 2000, the purchaser of the Company's assets filed a petition for reorganization under Chapter 11 of the Bankruptcy Code, which constituted an "event of default" under the terms of the secured adjustable value promissory note. On May 22, 2000 the Company made a drawing on the standby letter of credit which collateralized the adjustable value promissory note. On May 25, 2000, it received $7,084,000, of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds. In May 2000, the Company wrote off the then $880,000 carrying value of the purchaser's unsecured promissory note as uncollectible.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

           As required by Rule 13a-15 under the Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer Principal Financial and Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings.

           Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Act is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits required by item 601 of Regulation S-K.

           Exhibit
           Number         Description of Exhibit
           -------        ----------------------

           31             Rule 13(a)-15(e)/15(d)-15(e) Certifications.

           32             Section 1350 Certification.

           (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the third quarter of fiscal 1999.

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