Form 10-K
period 1999-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 1999

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

                               Title of each class

                     Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

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

      The adjustable value note provided for interest at a rate determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the fiscal year ended July 31, 1999, pursuant to the terms of the note, interest (6.97% at July 31, 1999) was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest was payable quarterly based on the unpaid principal balance of the note. During the year ended July 31, 1999, the Company received quarterly principal payments on the note aggregating $3,452,000, plus interest of $1,060,000.

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

      On April 6, 2000, Neuman filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company wrote off the then $880,000 carrying value of Neuman's unsecured promissory note as uncollectible. Neuman's bankruptcy petition constituted an "event of default" under the terms of the secured adjustable value promissory note. By reason of Neuman's default, and on May 22, 2000, the Company made a drawing on the standby letter of credit which collateralized the note. On May 25, 2000, the Company received $7,084,000, of which $2,794,000 represented the carrying value of the adjustable rate note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fiscal year ended July 31, 1999 through the solicitation of proxies or otherwise.

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

      Statement of Net Assets in Liquidation

      Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due June 30, 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. During the fiscal year ended July 31, 1999, the Company collected $4,512,000 of payments made on the adjustable rate promissory note, of which $3,452,000 was applied to notes receivable and the remaining $1,060,000 to interest. Any adjustment for the final valuation of the assets and liabilities sold will be recognized in the period in which the adjustment is determined.

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

      Statement of Changes in Net Assets in Liquidation

      As of July 31, 1999, the Company had net assets in liquidation of $9,275,000. This represented an decrease in estimated liquidation value of assets over liabilities of $3,983,000 from the net assets at July 31, 1998. This change was mainly attributed to and initial distribution to stockholders of $4,654,000 (including $142,000 withheld towards recovery of receivables previously written off), offset by the increase in net assets for the year. The increase in net assets included interest and other income of $663,000 and collection of $966,000 of accounts receivable previously written off. This was offset by an increase in non-legal costs of $107,000 in connection with the lawsuit against Anchin. The provision for income taxes related to the change in net assets was $476,000 due to increased income. The increase was also reduced by the acceptance by the Company of common stock as payment for previously written off receivables in the amount of $338,000. This amount is included in the $966,000 listed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the index constituting a part of Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

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

      The following individuals served as directors and executive officers of the Company during the fiscal year ended July 31, 1999:

Name                  Age     Position
----                  ---     --------

Harold Blumenkrantz    66     President, Chief Executive Officer and Director
Alfred Hertel          75     Chairman of the Board and Director
Michael Katz           65     Vice President and Director
Howard Sternheim       70     Vice President and Director (deceased April 2002)
Gerald Koblin          67     Secretary, Treasurer, Chief Accounting and
                               Financial Officer and Director
Paul Emanuel           78     Director
Ernest Wyre            80     Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth, for the fiscal years ended July 31, 1999, 1998 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                                            ANNUAL COMPENSATION

                                                        Other
Name                                                    Annual      All Other
and Principal                                           Compen-     Compen-
Position                   Year       Salary    Bonus   sation      sation
--------------------       -----      ------    -----   ------      -------
Harold Blumenkrantz        1999       $60,000     --      --           --
President and              1998       $65,000
CEO(1)

Alan Glenn                 1997       $46,333     --      --           --
Senior Vice
President,
CEO, COO(2)

Jay Reba                   1997      $109,170     --      --           --
Vice President
Finance(3)

Mark Englander             1997      $103,552     --      --           --
Vice President(3)

Norman Genzer              1997      $112,521     --      --           --
Vice President(3)

All 1999 Executive
 Officers as a
 Group (5 persons)                    $60,000     --      --           --


(1) Mr. Blumenkrantz is paid pursuant to a consulting agreement on a month to month basis at the rate of $5,000 per month.

(2) Appointed President of the Company in March 1996. Retired from the Company effective August 31, 1996.

(3) Resigned from the Company in July 1997 in connection with the asset sale to Neuman.

      None of the directors or members of the Executive Committee, except Michael Katz, who received a consulting fee of $1,000 per month for assistance in liquidation activities until the end of April 2002, received any direct remuneration from the Company or reimbursement for expenses, except that the Company reimburses minor amounts of expenses on an infrequent basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding shares of common stock beneficially owned as of July 14, 2004, by (i) each person, known to the Company, who beneficially owns more than 5% of the common stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

                                       Shares Beneficially      Percentage of
Name and Address of Beneficial Owner         Owned(1)       Stock Outstanding(1)
------------------------------------   -------------------  --------------------

Sharon Sternheim, Executrix of The           492,784                 5.31%
Estate of Howard Sternheim
1020 Park Avenue
New York, NY  10028
Paul Emanuel                                  24,480                  .26%
468 Churchill Road
Teaneck, NJ  07666

Harold Blumenkrantz                           36,685                  .40%
7411 Orangewood Lane
Boca Raton, FL  33433

Alfred Hertel                                113,358                 1.22%
84 Shoreline Drive
Hilton Head Island, SC  29928

Michael Katz
3400 Galt Ocean Drive                        101,196                 1.09%
Apt. 1507S
Fort Lauderdale, FL 33308

Gerald Koblin
214 Jewett Road                               43,997                  .47%
Upper Nyack, NY 10960

Ernest Wyre
6613 Pullen Ct.                              149,699                 1.61%
Tampa, FL  33625
All Officers and Directors as a Group        469,415                 5.06%
(6 persons)

--------------------------
(1)   All of these shares are owned of record.

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

      As of July 31, 1999, there were no shares issued and outstanding.

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

      No other officer or director received any direct remuneration from the Company or reimbursement for expenses, except that the Company reimburses minor amounts of expenses on an infrequent basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      AUDIT FEES

      The aggregate fees billed by Eisner LLP for the annual audit and review of the interim financial statements were approximately $54,000 and $54,000 for the fiscal years ended July 31, 1999 and 1998, respectively.

      AUDIT RELATED FEES

      Eisner LLP did not render any professional services to DG Liquidation, Inc. involving "Audit Related Fees" other than as set forth in the preceding paragraph.

      TAX FEES

      Eisner LLP did not render any professional services to DG Liquidation, Inc. for the fiscal years ended July 31, 1999 and 1998 for tax compliance, tax advice and tax planning services.

      ALL OTHER FEES

      The aggregate fees billed by Eisner LLP for all other services rendered to DG Liquidation, Inc. during the fiscal years ended July 31, 1999 and July 31, 1998, other than audit services, was approximately $5,000 each year for tax return preparation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

      Schedules and Reports on Form 8-K

      (a)(1) Financial Statements.

      The following are filed with this report:

      (i)   Independent Auditors' Report.
      (ii)  Statement  of Net Assets  (liquidation  basis) at July 31,  1999 and
            1998.
      (iii) Statement of Changes in Net Assets (liquidation basis) for the years ended July 31, 1999 and 1998, and for the period from July 1, 1997 to July 31, 1997.
      (iv) Statements of Operations (going concern basis) for the period from August 1, 1996 to June 30, 1997.
      (v) Statements of Stockholders' Equity (going concern basis) for the period from August 1, 1996 to June 30, 1997.
      (vi) Statements of Cash Flows (going concern basis) for the period from August 1, 1996 to June 30, 1997.
      (vii) Notes to the Financial Statements.
      (a)(2) Financial Statement Schedules:

             None

      (a)(3) Exhibits.

      The following exhibits are filed as part of this report:

       Exhibit Number      Exhibit
       --------------      -------

           31              Rule 13(a)-15(e)/15(d)-15(e) Certifications.
           32              Section 1350 Certification

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this amended Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Town of Neptune, State of New Jersey, on July 14, 2004

                                            DG LIQUIDATION, INC.

                                       By: /s/ Harold Blumenkrantz
                                           -------------------------------------
                                           Harold Blumenkrantz, President
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/  Harold Blumenkrantz            President, Chief Executive     July 14, 2004
    -------------------             Officer and Director
     Harold Blumenkrantz

/s/  Gerald Koblin                   Secretary, Treasurer,         July 14, 2004
    --------------------------       Principal Financial and
     Gerald Koblin                   Accounting Officer
                                     and Director

/s/  Alfred Hertel                   Chairman of the Board         July 14, 2004
    ----------------------------     and Director
     Alfred Hertel

/s/  Michael Katz                    Vice President and Director   July 14, 2004
    ---------------------------
     Michael Katz

/s/  Paul Emanuel                    Director                      July 14, 2004
    --------------------------
     Paul Emanuel

/s/  Ernest Wyre                     Director                      July 14, 2004
    ---------------------------
     Ernest Wyre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DG Liquidation, Inc.

We have audited the accompanying statements of net assets (liquidation basis) of DG Liquidation, Inc. (formerly Drug Guild Distributors, Inc.) as of July 31, 1999 and 1998 and the related statements of changes in net assets (liquidation basis) for the years then ended and for the period from July 1, 1997 to July 31, 1997. In addition, we have audited the accompanying statements of operations, stockholders' equity and cash flows for the period from August 1, 1996 to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of DG Liquidation, Inc. as of July 31, 1999 and 1998, the changes in its net assets in liquidation for the years then ended and for the period from July 1, 1997 to July 31, 1997, and the results of its operations and cash flows for the period from August 1, 1996 to June 30, 1997, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

Eisner LLP

New York, New York
October 27, 2000, except for Notes G, H[5], A[2] and H[2] as to which the dates are December 14, 2001, August 12, 2002, October 9, 2002 and May 16, 2003, respectively

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF NET ASSETS
(liquidation basis)
(in thousands, except share and per share amounts)


                                                                                                             JULY 31,
                                                                                                     -------------------------
                                                                                                         1999         1998
                                                                                                     -----------   -----------
ASSETS
Cash                                                                                                 $     4,329   $     3,170
United States Treasury bills, at cost which approximates market value                                                    2,016
Notes receivable, including accrued interest of $32 in 1999 and $645 in 1998                               6,105        10,114
Other assets                                                                                                 134           102
Deferred tax asset                                                                                           361           509
                                                                                                     -----------   -----------

                                                                                                          10,929        15,911


LIABILITIES
Estimated liquidation expenses                                                                             1,263         1,806
Accrued expenses and taxes                                                                                    71           654
Liquidating distributions payable                                                                            320
                                                                                                     -----------   -----------

                                                                                                           1,654         2,460
Redeemable preferred stock; authorized 250,000 shares, $100 par value;
   issued and outstanding 1,930 shares at redemption value in 1998                                                         193
                                                                                                     -----------   -----------

                                                                                                           1,654         2,653
Commitments and contingencies (Note H)

NET ASSETS IN LIQUIDATION                                                                            $     9,275   $    13,258
                                                                                                     ===========   ===========

NET ASSETS IN LIQUIDATION PER COMMON SHARE (BASED ON 9,309,000 AND
         9,552,000 COMMON SHARES OUTSTANDING, RESPECTIVELY)                                                $1.00         $1.39



See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)


STATEMENTS OF CHANGES IN NET ASSETS
---------------------------------------------------------------------------------------------------------------------------
(liquidation basis)
(in thousands, except per share amount)

                                                                                                      PERIOD FROM
                                                                                                      JULY 1, 1997
                                                                             YEAR ENDED JULY 31,       TO JULY 31,
                                                                              1999          1998          1997
                                                                          -----------   -----------   ------------

Net assets in liquidation - beginning of period                          $    13,258   $     12,659   $     11,892
                                                                          -----------   -----------   ------------

Gain on sale of net assets                                                                                   3,683
Interest and other income                                                         663         1,319            114
Estimated costs to be incurred during period of liquidation                       (11)         (293)        (2,017)
Insurance claim recovery                                                                                     1,000
Loss on termination of pension plan                                                                           (305)
Dividend on preferred stock                                                                                    (13)
Recovery of receivables previously written-off                                    966
Other adjustments to net assets                                                  (133)          (32)            94
                                                                          -----------   -----------   ------------

Increase in net assets before income taxes and items shown below                1,485           994          2,556

Provision for income taxes related to change in net assets,
 including a deferred tax (provision) benefit
 of ($148) in 1999, $382 in 1998 and ($1,681) in 1997                            (476)         (395)        (1,789)
                                                                          -----------   -----------   ------------

Increase in net assets before items shown below                                 1,009           599            767
Common stock acquired in settlement of receivables                               (338)
Liquidating distributions to common stockholders ($0.50 per share)             (4,654)
                                                                          -----------   -----------   ------------
(Decrease) increase in net assets                                              (3,983)          599            767
                                                                          -----------   -----------   ------------
NET ASSETS IN LIQUIDATION - END OF PERIOD                                 $     9,275   $    13,258   $     12,659
                                                                          ===========   ===========   ============

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENT OF OPERATIONS
(going concern basis)
(in thousands, except per share data)

                                                      PERIOD FROM
                                                     AUGUST 1, 1996
                                                       TO JUNE 30,
                                                          1997
                                                       ---------

Net sales                                              $ 454,572
Cost of sales                                            426,833
                                                       ---------

Gross profit                                              27,739
                                                       ---------

Expenses:
   Warehouse                                               8,197
   Shipping and delivery                                   5,310
   Selling, general and administrative                    11,478
   Interest expense                                        4,805
   Interest income                                          (500)
   Gain on settlement of claim                              (596)
                                                       ---------

      Net operating expenses                              28,694
                                                       ---------

Loss before income taxes                                    (955)
                                                       ---------

Benefit for income taxes:
   Current                                                   (68)
   Deferred                                                 (382)
                                                       ---------

                                                            (450)

NET LOSS                                                    (505)
Stock dividend on preferred stock                            145
                                                       ---------

Net loss attributable to common stockholders           $    (650)
                                                       =========

LOSS PER COMMON SHARE                                  $   (0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       9,957
                                                       =========

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)


STATEMENT OF STOCKHOLDERS' EQUITY
(going concern basis)
(all amounts in thousands)
                                                        COMMON STOCK $1 PAR VALUE

                                                                                                      TOTAL         LESS     TOTAL
                                                  ISSUED AND    SUBSCRIBED AND ADDITIONAL   ACCUM-    BEFORE      SUBSCRIP-  STOCK-
                                                  OUTSTANDING      UNISSUED    PAID-IN      ULATED  SUBSCRIPTIONS  TIONS    HOLDERS'
                                                 SHARES  AMOUNT  SHARES AMOUNT CAPITAL      DEFICIT  RECEIVABLE  RECEIVABLE EQUITY
                                                 ------  ------  ------ -----  --------     -------  ----------  ---------- -------

BALANCE - JULY 31, 1996                         10,023  $ 10,023    412     $412   $  3,628  $ (805)   $13,258     $639  $ 12,619
Transactions for the period from August 1,
   1996 to June 30, 1997:
      Net loss                                                                                 (505)      (505)              (505)
      Common stock redeemed or cancellations       (56) $    (56)  (601)   $(601)        33               (624)   $(601)      (23)
      Common stock to offset accounts receivable  (100)     (100)                        76                (24)               (24)
      Collections on subscriptions                  25        25    (38)     (38)        13                  0      (38)       38
      Stock dividend on preferred stock                                                        (145)      (145)              (145)
      Stock forfeited in settlement of claim      (340)     (340)                       272                (68)               (68)
      Common stock subscription adjustments                         227      227       (227)                 0                  0
                                              --------  --------  -----   ------    ------- --------   -------  -------     ------

      BALANCE - JUNE 30, 1997                    9,552  $  9,552      0       $0    $ 3,795 $(1,455)   $11,892       $0   $11,892
                                              ========  ========  =====   ======    ======= =======    =======  =======   =======


See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENT OF CASH FLOWS
(going concern basis)
(in thousands)

                                                                                    PERIOD FROM
                                                                                   AUGUST 1, 1996
                                                                                   TO JUNE 30, 1997
                                                                                   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $  (505)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                      998
      Noncash gain on settlement of claim                                               (596)
      Deferred compensation payable                                                      (42)
      Deferred income taxes                                                             (382)
      Changes in:
        Trade receivables, net                                                         2,031
        Merchandise inventory                                                         (4,252)
        Tax refund receivable                                                          1,036
        Prepaid expenses and other current assets                                        175
        Accounts payable                                                               5,189
        Deferred rent payable                                                             99
        Accrued expenses and taxes                                                        78
                                                                                     -------
           Net cash provided by operating activities                                   3,829
                                                                                     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                  (767)
   Decrease in other assets                                                              170
                                                                                     -------
           Net cash used in investing activities                                        (597)
                                                                                     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                                           (396)
   Net decrease in short-term bank debt                                               (2,166)
   Collections on common stock                                                            38
   Common stock redeemed                                                                 (23)
   Preferred stock redeemed                                                             (485)
                                                                                     -------
           Net cash used in financing activities                                      (3,032)
                                                                                     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                200
Cash and cash equivalents - beginning of period                                          200
                                                                                     -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $   400
                                                                                     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                     $ 4,805
   Income taxes - refunded                                                           $ 1,036
   Summary of noncash transactions:
      Reduction of accrued  expenses in exchange  for issuance of notes  payable
      Cancellation of common shares and liability for deferred compensation
        in connection with settlement of claim                                       $   596
      Accounts receivable reduced for redemptions of common stock                    $    24
      Stock dividends on preferred stock                                             $   145


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

[2]   SALE OF ASSETS:

      On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 noninterest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years and collateralized by a standby letter of credit. The $1,000,000 promissory note has been recorded at its present value ($880,000 and $823,000 at July 31, 1999 and 1998, respectively) using an imputed interest rate of 6.69%. The adjustable value note provides for interest at a rate (6.97% and 6.36% at July 31, 1999 and 1998, respectively) determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the year ended July 31, 1998, pursuant to the terms of the note, interest was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest is payable quarterly based on the unpaid principal balance of the note. During the years ended July 31, 1999 and 1998, the Company received quarterly principal payments on the note aggregating $3,452,000 and $2,000,000, respectively plus interest payments of $1,060,000 and $82,000, respectively.

      In connection with the sale, the Company also received an option in favor of the Company's stockholders to purchase under certain conditions, at 85% of the per share offering price, an aggregate of 10% of Neuman shares to be made available in a public offering in the event Neuman files a registration statement with the Securities and Exchange Commission prior to July 3, 2001 in connection with an initial public offering. No value has been ascribed to the option due to its contingent nature.

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

[3]   BASIS OF PRESENTATION:

      Through June 30, 1997, the financial statements have been prepared on a going concern basis. Subsequent to June 30, 1997, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at July 31, 1999 and 1998 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

      The valuation of assets and liabilities necessarily requires estimates and assumptions. Net assets and future liquidating distributions will be subject to uncertainties including the ultimate amount of liquidation expenses and the amount, if any, ultimately to be collected on unsecured claims against the bankruptcy estate.

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

[5]   LOSS PER COMMON SHARE:

      For the eleven month period ended June 30, 1997, loss per common share was computed by dividing net loss as increased by preferred dividend requirements, by the weighted average number of common shares outstanding during the period.

NOTE C - ESTIMATED LIQUIDATION EXPENSES

Estimated liquidation expenses, consisting of legal and other professional fees, consulting fees and insurance expense, to be incurred through the date of final dissolution of the Company have been accrued in the accompanying financial statements. Analysis of transactions reflected in the liability for estimated liquidation expenses follows:

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

        Estimated liquidation expenses accrued
           during the period July 1, 1997 to July 31, 1997       $   2,017

        Liquidation expense paid during the period                     (93)
                                                                 ---------

        Balance at July 31, 1997                                     1,924

        Liquidation expenses paid during the year ended
           July 31, 1998                                              (411)

        Increase in estimated liquidation expenses to be
           incurred                                                    293
                                                                 ---------

        Balance at July 31, 1998                                     1,806

        Liquidation expenses paid during the year ended
           July 31, 1999                                              (554)

        Increase in estimated liquidation expenses to be
           incurred                                                     11
                                                                 ---------

        Balance at July 31, 1999                                 $   1,263
                                                                 =========

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

Net pension cost included the following components:

                                                             PERIOD FROM
                                                            AUGUST 1, 1996
                                                             TO JUNE 30,
                                                                1997
                                                             -----------

        Interest cost on projected benefit obligation            $82,000
        Actual return on plan assets                             (48,000)
        Net amortization and deferral                              8,000
                                                             -----------

        Net periodic cost                                        $42,000
                                                             ===========

The Company made contributions along with other employers to a union multi-employer plan, Local 815, International Brotherhood of Teamsters. The expense for such plan was $337,000 for the eleven month period ended June 30, 1997. The Employee Retirement Income Securities Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of such employers' withdrawal from such a plan or upon a termination of such a plan. In connection with the sale of the Company's assets the purchaser assumed the Company's obligation under the multi-employer plan.

The  Company  also  had a  profit-sharing  plan and a  401(k)  savings  plan for eligible nonunion employees. The 401(k) plan was solely funded by employee contributions. The profit-sharing plan required no fixed or minimum contribution. There was no profit-sharing expense for the period from August 1, 1996 through June 30, 1997.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE F - INCOME TAXES

A reconciliation of the income tax benefit with the amounts computed by applying the maximum Federal income tax rate to the pre-tax loss follows:

                                                               PERIOD FROM
                                                              AUGUST 1, 1996
                                                                TO JUNE 30,
                                                                   1997
                                                         --------------------

 Computed tax benefit at maximum rate                    $(325,000)     (34.0)%
 State tax benefit, net of Federal income tax effect       (57,000)      (6.0)
 Other adjustments                                         (68,000)      (7.1)
                                                         ---------      -----

                                                         $(450,000)     (47.1)%
                                                         =========      =====

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

The net deferred tax asset at July 31, 1999 and 1998 relates to the following:



                                                     1999           1998
                                                ------------    ------------

 Estimated liquidation expenses                 $    429,000    $    614,000
 Difference between financial
  reporting and tax basis of note receivable         (68,000)       (105,000)
                                                ------------    ------------

                                                $    361,000    $    509,000
                                                ============    ============

In connection with the sale of the Company's net assets to Neuman on July 3, 1997, the balance in the deferred tax asset account at such date was written off as a reduction of net assets.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE G - OFFICER'S LIFE INSURANCE

At July 31, 1999 the Company was the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president. At July 31, 1999 and 1998, the cash surrender value of these policies was $201,000 and $199,000, respectively. At such dates, the Company had outstanding loans aggregating $152,000 against the cash surrender value at an annual interest rate of 7.57%. The cash surrender value, net of borrowings is included in other assets. In October 2001, the Company's former president died and on December 14, 2001, the Company received approximately $1,599,000, net of outstanding loans of $157,000 from the insurance company in settlement of the policies resulting in a gain of $1,511,000 in fiscal 2002.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE H - COMMITMENT AND CONTINGENCIES

[1] In connection with the sale of the Company's assets on July 3, 1997, the purchaser assumed the Company's obligation under existing leases and the landlord released the Company from liability for future lease payments.

      Total rent expense, including real estate taxes, was $1,109,000 for the eleven-month period ended June 30, 1997.

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

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE H - COMMITMENT AND CONTINGENCIES  (CONTINUED)

[7] The Company has been a party to several other pending legal actions, principally motor vehicle accidents involving vehicles owned or operated by the Company, and other claims including one for product liability for which the Company is covered by its insurance. The Company believes the results of these various lawsuits and claims will not materially affect the financial position of the Company.

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

NOTE J - STOCKHOLDERS' EQUITY

The stockholders were a substantial portion of the Company's customers and all stockholders had assigned their shares to the Company as additional collateral for their respective accounts receivable balances. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend. During the year ended July 31, 1999, stockholders returned 243,000 shares of common stock to the Company in settlement of previously written off receivable balances. The common stock was valued at approximately $338,000 based on the per share value of net assets in liquidation.

NOTE K - INVENTORY DEFALCATION

During 1996, an inventory defalcation was discovered. On February 17, 1998, the Company received $1,000,000 from insurance coverage related to the defalcation. Such amount has been reflected in the accompanying statement of changes in net assets for the period from July 1, 1997 to July 31, 1997.