Form 10-Q
period 1999-10-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended: October 31, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         DG Liquidation's unaudited, interim financial statements for its first fiscal quarter of 2000 (the three months ended October 31, 1999) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                                     October 31,   July 31,
                                                                                         1999       1999
                                                                                       --------   --------
                                                                                     (Unaudited)
ASSETS

Cash                                                                                   $  5,397   $  4,329
Notes receivable, including interest of $22 and $32 at October 31, 1999
and July 31, 1999, respectively                                                           5,214      6,105
Deferred tax asset                                                                          329        361
Other assets                                                                                 70        134
                                                                                       --------   --------

                                                                                         11,010     10,929
                                                                                       ========   ========

LIABILITIES

Estimated liquidation expenses                                                            1,168      1,263
Liquidating distributions payable                                                           320        320
Accrued Expenses and taxes                                                                   72         71
                                                                                       --------   --------

                                                                                          1,560      1,654
                                                                                       --------   --------

Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding

NET ASSETS IN LIQUIDATION                                                              $  9,450   $  9,275
                                                                                       ========   ========

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on
9,309,000 shares outstanding)                                                          $   1.02   $   1.00
                                                                                       ========   ========


                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                  Three
                                                            Month Period Ended
                                                               October 31,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------

Net assets in liquidation at beginning of period         $   9,275    $  13,258
                                                         ---------    ---------
Interest and other income                                      123          227
Recovery of receivables previously written-off                 147           39
Other adjustments to net assets                                 (5)          (8)
                                                         ---------    ---------
Increase in net assets before income taxes                     265          258

Provision for income taxes                                      90           88
                                                         ---------    ---------

Increase in estimated liquidation value of  assets over        175          170
                                                         ---------    ---------
liabilities

NET ASSETS IN LIQUIDATION AT END OF PERIOD               $   9,450    $  13,428
                                                         =========    =========

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at October 31, 1999 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with the interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note has been recorded at its present value of $766,000.

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

         The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, including interest of $7,000. Net assets will be increased by the amount of the judgment and reduced by related legal and professional fees during the year ended July 31,2003

[c] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997. The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. It also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserts that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

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

           As of October 31, 1999, the Company had net assets in liquidation of $9,450,000. This represented an increase in estimated liquidation value of assets over liabilities of $175,000 from the net assets at July 31, 1999, as compared to an increase in net assets of $170,000 for the three month period ended October 31, 1998. The increase of $5,000 was primarily attributable to increased collection of accounts receivable previously written off of $108,000.This was offset by lower interest income of $104,000 as a result of lower interest rates.

           Three Months Ended October 31, 1999
           Compared to Three Months Ended October 31, 1998

           Interest income for the 1999 period was $104,000 lower than the 1998 period mainly because of the payment of the liquidating distribution to common shareholders in November 1998 as well as lower interest rates. Further, the recovery of receivables previously written off was $147,000 in the 1999 period compared to $139,000 in 1998.

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

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits required by item 601 of Regulation S-K.

           Exhibit
           Number            Description of Exhibit
           -------           ----------------------
           31                Rule 13(a)-15(e)/15(d)-15(e) Certifications.

           32                Section 1350 Certification.

           (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the first quarter of fiscal 2000.

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