Form 10-Q
period 2000-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2000

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

PART  I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 2000 (the three and six months ended January 31, 2000) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                                         January 31,
                                                                                            2000           July 31,
                                                                                        (Unaudited)          1999
                                                                                        -----------        --------
ASSETS
Cash                                                                                      $ 1,911           $ 4,329
Notes receivable, including interest of $18 and $32 at January 31, 2000 and July 31,
1999, respectively                                                                          4,550             6,105
Deferred tax asset                                                                            304               361
Other assets                                                                                   70               134
                                                                                          -------           -------
                                                                                            6,835            10,929
                                                                                          -------           -------
LIABILITIES

Estimated liquidation expenses                                                              1,095             1,263
Accrued expenses and taxes                                                                     58                71
Liquidating distributions payable                                                             305               320
                                                                                          -------           -------
                                                                                            1,458             1,654
                                                                                          -------           -------
NET ASSETS IN LIQUIDATION                                                                 $ 5,377           $ 9,275
                                                                                          -------           -------
Redeemable preferred stock; authorized 250,000 shares, $100 par value; none outstanding
NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,309,000 shares outstanding)        $  0.58           $  1.00
                                                                                          -------           -------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                             Three                   Six
                                                                       Month Period Ended      Month Period Ended
                                                                           January 31,            January 31,
                                                                        2000         1999       2000        1999
                                                                      --------    --------    --------    --------
Net assets in liquidation at beginning of period                      $  9,450    $  9,275    $ 13,258    $ 13,428
                                                                      --------    --------    --------    --------
Interest and other income                                                   83         179         206         406
Recovery of receivables previously written off                              78          86         225         125
Other adjustments to net assets                                             (8)        (59)        (13)        (67)
Increase in net assets before income taxes                                 153         206         418         464
                                                                      --------    --------    --------    --------
Provision for income taxes                                                  52          69         142         157
Increase in estimated liquidation value of assets over liabilities         101         137         276         307
Liquidating distributions to common shareholders                        (4,174)     (4,654)     (4,174)     (4,654)
                                                                      --------    --------    --------    --------
NET ASSETS IN LIQUIDATION AT END OF PERIOD                            $  5,377    $  8,911    $  5,377    $  8,911
                                                                      ========    ========    ========    ========

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at January 31, 2000 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

The asset purchase agreement provided that the purchase price is subject to adjustment based upon a final valuation of the assets and liabilities sold. In addition, the terms of sale provided that Neuman had one year from the date of purchase to return to the Company any accounts receivable balances which had not then been collected and reduce the amount of the adjustable note by such uncollected balances (see Note 3(c). The gain recognized on the sale was $3,683,000.

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

      Statement of Net Assets in Liquidation

      As of January 31, 2000, the Company had net assets in liquidation of $5,377,000. This represented a decrease in estimated liquidation value of assets over liabilities of $3,898,000 from the net assets at July 31, 1999. This reduction was mainly attributed to a distribution to stockholders of $4,174,000 offset by the increase in net assets for the period. The increase in net assets included interest income of $206,000 and collection of accounts receivable previously written off of $225,000. The provision for income taxes related to the change in net assets was $142,000 due to income.

      Three Months Ended January 31, 2000 Compared to Three Months January
31,1999

      Interest and other income for the 2000 period was $96,000 lower than the 1999 period mainly because of the payment of the liquidating distribution to common shareholders of $4,174,000 as well as lower interest rates. The recovery of receivables previously written-off of $78,000 in the 2000 period compared to $86,000 in 1999 was offset by lower other costs of $51,000. This was due to lower costs in the lawsuit against Anchin.

      Income taxes were lower in the 2000 period as a result of lower income.

      Six Months Ended January 31, 2000 Compared to Six Months January 31,1999

      Interest and other income for the 2000 period was $200,000 lower then the 1999 period mainly because of the payment of the liquidating distribution to common shareholders of $4,174,000 as well as a result of lower interest rates in the prior period. This was offset by the recovery in 2000 of receivables previously written-off of $225,000 as compared to $125,000in the 1999 period. Total other adjustments decreased, in the 2000 period by $54,000 mainly due to lower costs in connection with lawsuit against Anchin.

      Income taxes were lower in the 2000 period as a result of lower income.

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

      On April 30, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with an inventory defalcation. The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

      Exhibit
      Number       Description of Exhibit

      31           Rule 13(a)-15(e)/15(d)-15(e) Certifications.

      32           Section 1350 Certification.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of fiscal
2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Township of Neptune, State of New Jersey, on July 14, 2004

                                       DG LIQUIDATION, INC.

                                       By: /s/ Harold Blumenkrantz
                                       ---------------------------
                                       Harold Blumenkrantz, President
                                       President and Chief Executive Officer