Form 10-Q
period 2000-04-30
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 2000

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from:

                         Commission File No. 2-96510-NY

                              DG LIQUIDATION, INC.
                              --------------------
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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         DG Liquidation's unaudited, interim financial statements for its third fiscal quarter of 2000 (the three and nine months ended April 30, 2000) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found under Item 2, following the financial statements.


                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                      April 30,        July 31,
                                                                        2000             1999
                                                                    ------------     ------------
                                                                    (Unaudited)
  ASSETS
  Cash                                                              $      2,685     $      4,329
  Notes receivable, including interest of $32 at July 31, 1999             3,697            6,105
  Deferred tax asset                                                         260              361
  Other assets                                                               104              134
                                                                    ------------     ------------
                                                                          6,746            10,929
                                                                    ------------     ------------
  LIABILITIES
  Estimated liquidation expenses                                             967            1,263
  Accrued expenses and taxes                                                  67               71
  Liquidating distributions payable                                          289              320
                                                                    ------------     ------------
                                                                           1,323            1,654
                                                                    ------------     ------------

  NET ASSETS IN LIQUIDATION                                         $      5,423     $      9,275
                                                                    ------------     ------------

  NET ASSETS IN LIQUIDATION PER COMMON SHARE
   (based on 9,309,000 shares outstanding)                          $       0.58     $       1.00
                                                                    ------------     ------------


                                See notes to financial statements


                                               DG LIQUIDATION, INC.
                                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                  (in thousands)
                                                   (Unaudited)

                                                                              Three                  Nine
                                                                        Month Period Ended    Month Period Ended
                                                                              April 30,            April 30,
                                                                        ------------------   --------------------
                                                                            2000      1999       2000        1999
                                                                        --------  --------   --------   ---------
     Net assets in liquidation at beginning of period                   $  5,377  $  8,911   $  9,275   $  13,258
                                                                        --------  --------   --------   ---------
    Interest and other income                                                 64       169        270         575

    Recovery of receivables previously written-off                            27       193        252         318
     Other adjustments to net assets                                         (21)      (33)       (34)       (100)
                                                                        --------  --------   --------   ---------
    Increase in net assets before income taxes                                70       329        488         793
                                                                        --------  --------   --------   ---------
     Provision for income taxes                                               24       112        166         269

    Increase in estimated liquidation value of  assets over liabilities       46       217        322         524
                                                                        --------  --------   --------   ---------
    Liquidating distributions to common shareholders                                     -     (4,174)     (4,654)
                                                                                             --------
    NET ASSETS IN LIQUIDATION AT END OF PERIOD                          $  5,423  $  9,128   $  5,423   $   9,128
                                                                        ========  ========   ========   =========

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at April 30, 2000 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note had been recorded at its present value of approximately $766,000.

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

         Statement of Changes in Net Assets in Liquidation

         As of April 30, 2000, the Company had net assets in liquidation of $5,423,000. This represented a decrease in estimated liquidation value of assets over liabilities of $3,852,000 from the net assets at July 31, 1999. This reduction was mainly attributed to a distribution to stockholders of $4,174,000 offset by the increase in net assets for the period. The increase in net assets included interest and other income of $270,000 and collection of accounts receivable previously written off of $252,000. The provision for income taxes was $166,000.

         Three  Months  Ended April 30,  2000  Compared  to Three  Months  April
         30,1999

         Interest and other income for the 2000 period was $105,000 lower then the 1999 period mainly because of the payment of the liquidating distribution to common shareholders of $4,174,000 as well as lower interest rates. The recovery of receivables previously written-off of $27,000 in the 2000 period compared to $193,000 in 1999 was offset by lower other costs of $21,000. This was due to lower costs in the lawsuit against Anchin.

         Income taxes were lower in the 2000 period as a result of lower income.

         Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30,1999

         Interest and other income for the 2000 period was $305,000 lower then the 1999 period mainly because of the payment of the liquidating distribution to common shareholders of $4,174,000 as well as a result of lower interest rates in the prior period. This was offset by the recovery in 2000 of receivables previously written-off of $252,000 as compared to $318,000 in the 1999 period. Total other adjustments decreased, in the 2000 period by $66,000 mainly due costs, in connection with lawsuit against Anchin.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by item 601 of Regulation S-K.

              Exhibit
              Number                Description of Exhibit
              ---------             --------------------------------------------
                  31                Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                  32                Section 1350 Certification.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal 2000.

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