Form 10-K
period 2000-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended: July 31, 2000

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from:

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

                               Title of each class

                   Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). | |

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

      The adjustable value note provided for interest at a rate determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the fiscal year ended July 31, 2000, pursuant to the terms of the note, interest was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest was payable quarterly based on the unpaid principal balance of the note. During the year ended July 31, 2000, the Company received three quarterly principal payments on the note aggregating $2,400,000, plus interest of $173,000. In addition the Company received $7,084,000, from a standby letter of credit as result of Neuman's default in May 2000.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fiscal year ended July 31, 2000 through the solicitation of proxies or otherwise.

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

      Statement of Net Assets in Liquidation

      Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due June 30, 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. During the fiscal year ended July 31, 2000, the Company collected $9,657,000 of payments made on the adjustable rate promissory note, of which $5,194,000 was applied to notes receivable and the remaining $275,000 to interest. The remaining balance of $4,188,000 represented additional proceeds. Any adjustment for the final valuation of the assets and liabilities sold will be recognized in the period in which the adjustment is determined.

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

      Statement of Changes in Net Assets in Liquidation

      As of July 31, 2000, the Company had net assets in liquidation of $4,990,000. This represented a decrease in estimated liquidation value of assets over liabilities of $4,285,000 from the net assets at July 31, 1999. This change was mainly attributed to the distribution to stockholders of $4,174,000, and by the decrease in net assets for the year. The decrease in net assets was due to the write-off of the unsecured note receivable from Neuman of $880,000. This write-off was offset by interest income of $486,000 and collection of $323,000 of accounts receivable previously written off. The tax benefit for the year was $22,000 due to the decrease in net assets. The decrease was also reduced by the acceptance by the Company of common stock as payment for previously written off receivables in the amount of $34,000. This amount is included in the $323,000 listed above.

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

      The following individuals served as directors and executive officers of the Company during the fiscal year ended July 31, 2000:

Name                Age       Position

Harold Blumenkrantz   67   President, Chief Executive Officer and Director
Alfred Hertel         76   Chairman of the Board and Director
Michael Katz          66   Vice President and Director
Howard Sternheim      71   Vice President and Director (deceased April 2002)
Gerald Koblin         68   Secretary,Treasurer, Chief Accounting
                           and Financial Officer and Director
Paul Emanuel          79   Director
Ernest Wyre           81   Director

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

ITEM  11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth, for the fiscal years ended July 31, 2000, 1999 and 1998, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                               ANNUAL COMPENSATION

                                                      Other
Name                                                  Annual    All Other
and Principal                                         Compen-   Compen-
Position                     Year    Salary   Bonus   sation    sation___
--------                     ----    ------   -----   ------    ---------

Harold Blumenkrantz          2000   $60,000      --        --          --
President and                1999    60,000
CEO(1)                       1998    65,000

All 2000 Executive Officers
as a Group (2 persons)              $60,000      --        --          --

(1) Mr. Blumenkrantz is paid pursuant to a consulting agreement on a month-to-month basis at the rate of $5,000 per month.

      None of the directors or members of the Executive Committee received any direct remuneration from the Company or reimbursement for expenses, except that Michael Katz received a consulting fee of $1,000 per month for assistance in liquidation activities until the end of April 2002 and the Company reimburses minor amounts of expenses on an infrequent basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding shares of common stock beneficially owned as of July 14, 2004, by (i) each person, known to the Company, who beneficially owns more than 5% of the common stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

Name and Address of                  Shares Beneficially     Percentage of Stock
Beneficial Owner                        Owned (1)              Outstanding (1)
-------------------                  -------------------     -------------------
Sharon Sternheim,                         492,784                   5.31%
Executrix of The Estate
of Howard Sternheim
1020 Park Avenue
New York, NY 10028

Paul Emanuel                               24,480                    .26%
468 Churchill Road
Teaneck, NJ 07666

Harold Blumenkrantz                        36,685                    .40%
7411 Orangewood Lane
Boca Raton, FL 33433

Alfred Hertel                             113,358                   1.22%
84 Shoreline Drive
Hilton Head Island, SC 29928

Michael Katz                              101,196                   1.09%
3400 Galt Ocean Drive
Apt. 1507S Fort Lauderdale, FL 33308

Gerald Koblin                              43,997                    .47%
214 Jewett Road
Upper Nyack, NY 10960

Ernest Wyre                               149,699                   1.61%
6613 Pullen Ct
Tampa, FL 33625
All Officers and                          469,415                   5.06%
Directors as a Group (6
persons)
----------
(1) All of these shares are owned of record.

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

      As of July 31, 2000, there were no shares issued and outstanding.

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

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      AUDIT FEES

      The aggregate fees billed by Eisner LLP for the annual audit and review of interim financial statements were approximately $54,000 and $54,000 for the fiscal years ended July 31, 2000 and 1999, respectively.

      AUDIT RELATED FEES

      Eisner LLP did not render any professional services to DG Liquidation, Inc. involving "Audit Related Fees" other than as set forth in the preceding paragraph.

      TAX FEES

      Eisner LLP did not render any professional services to DG Liquidation, Inc. during fiscal years ended July 31, 2000 and 1999 for tax compliance, tax advice or tax planning services.

      ALL OTHER FEES

      The aggregate fees billed by Eisner LLP for all other services rendered to DG Liquidation, Inc. during the fiscal years ended July 31, 2000 and July 31, 1999, other than audit services, was approximately $5,000 each year for tax return preparation.

ITEM  15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

      Schedules and Reports on Form 8-K

      (a)(1) Financial Statements.

      The following are filed with this report:

      (i)    Independent Auditors' Report.
      (ii)   Statement of Net Assets (liquidation basis) at July 31, 2000 and
             1999.
      (iii) Statement of Changes in Net Assets (liquidation basis) for the years ended July 31, 2000, 1999 and 1998.
      (iv)   Notes to the Financial Statements.
      (a)(2) Financial Statement Schedules:

             None
      (a)(3) Exhibits.

      The following exhibits are filed as part of this report:

 Exhibit Number                        Exhibit

     31                     Rule 13(a)-15(e)/15(d)-15(e)Certifications.

     32                     Section 1350 Certifications

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of fiscal 2000.

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

/s/ Harold Blumenkrantz   President, Chief Executive               July 14, 2004
-----------------------
     Harold Blumenkrantz  Officer and Director

/s/ Gerald Koblin         Secretary, Treasurer,                    July 14, 2004
-----------------------
     Gerald Koblin        Principal Financial and
                          Accounting Officer and Director

/s/ Alfred Hertel         Chairman of the Board                    July 14, 2004
-----------------------
     Alfred Hertel        and Director

/s/ Michael Katz          Vice President and Director              July 14, 2004
-----------------------
     Michael Katz

/s/ Paul Emanuel          Director                                 July 14, 2004
-----------------------
     Paul Emanuel

/s/ Ernest Wyre           Director                                 July 14, 2004
-----------------------
     Ernest Wyre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DG Liquidation, Inc.

We have audited the accompanying statements of net assets (liquidation basis) of DG Liquidation, Inc. as of July 31, 2000 and 1999 and the related statements of changes in net assets (liquidation basis) for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of DG Liquidation, Inc. as of July 31, 2000 and 1999 and the changes in its net assets in liquidation for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in the preceding paragraph.

Eisner LLP

New York, New York
November 29, 2000 except for Notes D, E[3], A[2] and E[1] as to which the dates are December 14, 2001, August 12, 2002, October 9, 2002 and May 16, 2003, respectively.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF NET ASSETS
(liquidation basis)
(in thousands, except share and per share amounts)

                                                                          JULY 31,
                                                                          --------
                                                                       2000     1999
                                                                     -------   -------
ASSETS
Cash                                                                 $ 9,753   $ 4,329
Notes receivable, including accrued interest of $32                              6,105
Deferred tax asset                                                     1,974       361
Other assets                                                              60       134
                                                                     -------   -------
                                                                      11,787    10,929

LIABILITIES
Estimated liquidation expenses                                           746     1,263
Income taxes payable                                                   1,457
Accrued expenses                                                         129        71
Liquidating distributions payable                                        277       320
Deferred gain related to proceeds from letter of credit                4,188
                                                                     -------   -------
                                                                       6,797     1,654
                                                                     -------   -------
Commitments and contingencies (Note E)

NET ASSETS IN LIQUIDATION                                            $ 4,990   $ 9,275
                                                                     =======   =======

NET ASSETS IN LIQUIDATION PER COMMON SHARE (BASED ON 9,275,000
AND 9,309,000 COMMON SHARES OUTSTANDING IN 2000 AND
1999, RESPECTIVELY)                                                  $  0.54   $  1.00

See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF CHANGES IN NET ASSETS
(liquidation basis)
(in thousands except per share amounts)

                                                                     YEAR ENDED JULY 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              --------    --------    --------
Net assets in liquidation - beginning of year                 $  9,275    $ 13,258    $ 12,659
                                                              --------    --------    --------

Interest and other income                                          486         663       1,319

Decrease (increase) in estimated costs to be
incurred during period of liquidation                               26         (11)       (293)


Loss on write-off of note receivable                              (880)

Recovery of receivables previously written off                     323         966

Other adjustments to net assets                                    (54)       (133)        (32)
                                                              --------    --------    --------


(Decrease) increase in net assets before income taxes
and items shown below                                              (99)      1,485         994

Provision for income taxes related to change
in net assets, including a deferred tax (provision)
benefit of $1,613 in 2000,$(148) in 1999 and
$382 in 1998                                                        22        (476)       (395)
                                                              --------    --------    --------

(Decrease) increase in net assets before items shown below         (77)      1,009         599

Common stock acquired in settlement of receivables                 (34)       (338)

Liquidating distributions to common stockholders ($0.45 per
share in 2000, $0.50 per share in 1999)                         (4,174)     (4,654)
                                                              --------    --------    --------

(Decrease) increase in net assets                               (4,285)     (3,983)        599
                                                              --------    --------    --------

NET ASSETS IN LIQUIDATION - END OF YEAR                       $  4,990    $  9,275    $ 13,258
                                                              ========    ========    ========

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

      A Plan of Complete Liquidation (the "Plan") was approved by the holders of a majority of the Company's outstanding shares of common stock on June 27, 1997. The Plan provided for: (1) the sale of the Company's operating assets, (2) the payment of or provision for all of the Company's remaining liabilities and obligations, (3) payment of $100 per share to the holders of preferred stock prior to any amounts distributed to the common stockholders and (4) the dissolution of the Company.

[2]   SALE OF ASSETS:

      On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 noninterest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note, recorded at $10,646,000, payable in quarterly installments over four years and collateralized by a standby letter of credit. The $1,000,000 promissory note was recorded at its present value ($880,000 at July 31, 1999) using an imputed interest rate of 6.69%. The adjustable value note provided for interest at a rate (6.97% at July 31, 1999) determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the year ended July 31, 1998, pursuant to the terms of the note, interest was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest was payable quarterly based on the unpaid principal balance of the note. During the period August 1, 1999 to May 22, 2000 and the years ended July 31, 1999 and 1998, the Company received from Neuman quarterly principal payments on the note aggregating $2,400,000, $3,452,000 and $2,000,000, respectively, plus interest payments of $173,000, $1,060,000 and $82,000, respectively.

      In connection with the sale, the Company also received an option in favor of the Company's stockholders to purchase under certain conditions, at 85% of the per share offering price, an aggregate of 10% of Neuman shares to be made available in a public offering in the event Neuman filed a registration statement with the Securities and Exchange Commission prior to July 3, 2001 in connection with an initial public offering. No value had been ascribed to the option due to its contingent nature. Such option expired unexercised.

      The asset purchase agreement provided that the purchase price would be subject to adjustment based upon a final valuation of the assets and liabilities sold. In addition, the terms of sale provided that Neuman had one year from the date of purchase to return to the Company any accounts receivable balances which had not then been collected and reduce the amount of the adjustable note by such uncollected balances (see Note E[2]). The gain recognized on the sale was $3,683,000.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE A - PLAN OF LIQUIDATION, SALE OF ASSETS AND BASIS OF PRESENTATION
(CONTINUED)

[2]   SALE OF ASSETS: (CONTINUED)

      On April 6, 2000, Neuman filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result thereof during the year ended July 31, 2000, the Company wrote off the $880,000 carrying value of the unsecured promissory note due from Neuman. In addition, on May 22, 2000 the Company made a drawing on the standby letter of credit and on May 25, 2000 received $7,084,000 of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

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

      In connection with the settlement, in fiscal 2003, the Company will record an additional gain on sale of $2,513,000 net of income taxes of $1,675,000 ($0.27 per common share).

[3]   BASIS OF PRESENTATION:

      Subsequent to June 30, 1997, the Company adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at July 31, 2000 and 1999 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

      The valuation of assets and liabilities necessarily requires estimates and assumptions. Net assets and future liquidating distributions will be subject to uncertainties including the ultimate amount of liquidation expense and the amount, if any, ultimately collected on unsecured claims against the bankruptcy estate.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE B - ESTIMATED LIQUIDATION EXPENSES

Estimated liquidation expenses, consisting of legal and other professional fees, consulting fees and insurance expense, to be incurred through the date of final dissolution of the Company have been accrued in the accompanying financial statements. Analysis of transactions reflected in the liability for estimated liquidation expenses during fiscal 1998, 1999 and 2000 follows:

      Balance at July 31, 1997                               $1,924
      Liquidation expenses paid during the year ended July     (411)
      31, 1998
      Increase in estimated liquidation expenses to be          293
      incurred                                               ------

      Balance at July 31, 1998                                1,806
      Liquidation expenses paid during the year ended July     (554)
      31, 1999
      Increase in estimated liquidation expenses to be           11
      incurred                                               ------

      Balance at July 31, 1999                                1,263
      Liquidation expenses paid during the year ended          (491)
      July 31, 2000
      Decrease in estimated liquidation expenses to be          (26)
      incurred                                               ------

      Balance at July 31, 2000                               $  746
                                                             ======

NOTE C - INCOME TAXES

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

The tax gain of $624,000 on sale of the net assets to Neuman was recognized on the installment basis for tax purposes; accordingly, the tax basis of the adjustable value note was reduced by the unrecognized gain and a deferred tax liability had been recorded at July 31, 1999 for the difference between the carrying amount of the note and its tax basis.

The net deferred tax asset at July 31, 2000 and 1999 relates to the following:

                                                   2000         1999
                                                ----------   ----------
Estimated liquidation expenses                  $  299,000   $  429,000
Deferred gain related to proceeds from letter
of credit                                        1,675,000

Difference between financial
reporting and tax basis of note receivable                      (68,000)
                                                ----------   ----------
                                                $1,974,000   $  361,000
                                                ==========   ==========

NOTE D - OFFICER'S LIFE INSURANCE

At July 31, 2000 the Company was the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president. At July 31, 2000 and 1999, the cash surrender value of these policies was $194,000 and $201,000, respectively. At such dates, the Company had outstanding loans aggregating $152,000 against the cash surrender value at an annual interest rate of 7.57%. The cash surrender value, net of borrowings, is included in other assets. In October 2001, the Company's former president died and on December 14, 2001, the Company received approximately $1,599,000, net of outstanding loans of $157,000 from the insurance company in settlement of the policies resulting in a gain of $1,511,000 in fiscal 2002.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE  E - COMMITMENT AND CONTINGENCIES

[1] On March 3, 1998, the Company filed a complaint in Supreme Court of the State of New York, in New York County, against its former auditors, Anchin, Block & Anchin, LLP (the "Anchin Firm") seeking to recover damages for professional malpractice, breach of fiduciary duty and breach of contract exceeding $16,000,000 in connection with an inventory defalcation. The Anchin Firm had previously acted in the capacities of financial advisors, auditors and accountants for the Company for a continuous period beginning in 1977 and ending on July 2, 1996.

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

[2] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997 (see Note A[2]). The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. Neuman also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserted that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE  E - COMMITMENT AND CONTINGENCIES (CONTINUED)

[2]   (CONTINUED)

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

[3] A customer of the Company initiated a lawsuit in February 1997 in the United States District Court for the District of New Jersey, alleging that the Company has conspired with co-defendant wholesalers to deny credit to the plaintiff that is allegedly due to it, amounting to an alleged "group boycott" in violation of the federal Sherman Anti-trust Act and New Jersey's Anti-trust Act, as well as a breach of an implied covenant of good faith and fair dealing and tortuous interference with the plaintiff's contracts.

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

[4] The Company entered into consulting agreements with its President, a Director and its former Vice President - Finance for the purpose of implementing the plan of liquidation. The agreement with the Company's President provides for his part-time employment on a month-to-month basis for a fee of $5,000 per month plus expenses. The consulting fee for the Director was $1,000 per month and ended in April 2002. The agreement with the former Vice President - Finance commenced on June 4, 1998 and provides for a monthly consulting fee of $11,400 (beginning in January 1999) plus expenses, and a severance payment of $34,000. This agreement terminated in August 1999 and he was engaged thereafter on a month-to-month basis for a fee of $2,750 through April 2002.

[5] In connection with the sale of the Company's assets on July 3, 1997, the purchaser assumed the Company's obligation under existing leases and the landlord released the Company from liability for future lease payments. The Company, subsequent to the sale, occupies office space on a month-to-month basis in the offices of its President, at an annual cost including telephone service, photocopies and postage of $1,200.

[6] The Company has been a party to several other pending legal actions, principally motor vehicle accidents involving vehicles owned or operated by the Company, and other claims including one for product liability for which the Company is covered by its insurance. The Company believes the results of these various lawsuits and claims will not materially affect the financial position of the Company.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE  F - REDEEMABLE PREFERRED STOCK

Preferred stockholders were entitled to an 8% cumulative dividend based on par value, payable in preferred stock. Upon liquidation of the Company, holders of the preferred stock were entitled to a payment of $100 per share before any amounts are paid to holders of common stock. The preferred stock was not entitled to vote and did not have any preemptive or conversion rights. During the year ended July 31, 1998, 20,690 shares of preferred stock were redeemed for $2,069,000 and subsequent thereto through December 28, 1998, the remaining 1,930 outstanding shares of preferred stock were redeemed for $193,000.

NOTE G - RECOVERY OF RECEIVABLES

The stockholders constituted a substantial portion of the Company's customers and all stockholders had assigned their shares to the Company as additional collateral for their respective accounts receivable balances. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend. During the years ended July 31, 2000 and 1999, respectively, stockholders returned 34,000 and 243,000 shares of common stock to the Company in settlement of previously written off receivable balances. The common stock was valued at approximately $34,000 in 2000 and $338,000 in 1999 based on the per share value of net assets in liquidation.