Form 10-Q
period 2001-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2001

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 2001 (the three and six months ended January 31, 2001) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                         January 31, July 31,
                                                            2001      2000
                                                           -------   -------
                                                         (Unaudited)
ASSETS

Cash                                                       $ 3,558   $ 9,753
Deferred tax asset                                           1,939     1,974
Recoverable insurance premiums and other assets                 60        60
                                                           -------   -------

                                                             5,557    11,787
                                                           -------   -------

LIABILITIES

Estimated liquidation expenses                                 660       746
Accrued expenses and taxes                                     295     1,586
Liquidating distributions payable                              398       277
Deferred  gain related to proceeds from letter of credit     4,188     4,188
                                                           -------   -------

                                                             5,541     6,797
                                                           -------   -------
Redeemable preferred stock; authorized
 250,000 shares, $100 par value;
 none outstanding

NET ASSETS IN LIQUIDATION                                  $    16   $ 4,990
                                                           -------   -------

NET ASSETS IN LIQUIDATION PER COMMON SHARE
 (based on 9,275,000 shares outstanding)                   $  0.00   $   .54
                                                           -------   -------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                            Three                Six
                                                                      Month Period Ended    Month Period Ended
                                                                           January 31,         January 31,

                                                                        2001      2000       2001       2000
                                                                      -------    -------    -------    -------

Net assets in liquidation at beginning of period                      $ 5,075    $ 9,450    $ 4,990    $ 9,275
                                                                      -------    -------    -------    -------

Interest and other income                                                  73         83        225        206
Recovery of receivables previously written-off                             10         78         17        225
                                                                      -------    -------    -------    -------

Other adjustments to net assets                                           (12)        (8)       (30)       (13)

Increase in net assets before income taxes                                 71        153        212        418

Provision for income taxes                                                 29         52         85        142
                                                                      -------    -------    -------    -------

Increase in estimated liquidation value of  assets over liabilities        42        101        127        276


Liquidating distributions to common shareholders                       (5,101)    (4,174)    (5,101)    (4,174)
                                                                      -------    --------   -------    -------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                            $    16    $ 5,377    $    16    $ 5,377
                                                                      =======    =======    =======    =======

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at January 31, 2001 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-day London Interbank Offering Rate and collateralized by a standby letter of credit. The $1,000,000 promissory note had been recorded at its then present value of approximately $766,000.

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

      Statement of Net Assets in Liquidation

      As of January 31, 2001, the Company had net assets in liquidation of $16,000. This represented a decrease in estimated liquidation value of assets over liabilities of $4,974,000 from the net assets at July 31, 2000. This reduction was mainly attributed to a distribution to stockholders of $5,101,000 and by the increase in net assets for the period. The increase in net assets included interest and other income of $225,000 and collection of accounts receivable previously written off of $17,000, offset by expenses of $30,000 (mainly costs in connection with the Anchin lawsuit. The provision for income taxes related to the change in net assets was $85,000 due to increased income.

      Three  Months  Ended  January 31, 2001  Compared to Three  Months  January
31,2000

      Interest income for the 2001 period was $10,000 lower then the 2000 period mainly because of the payment of the liquidating distribution to common shareholders of $5,101,000 in November 2000. The recovery of receivables previously written-off of $10,000 in the 2001 period compared to $78,000 in 2000. Income taxes were lower in the 2001 period as a result of lower income.

      Six Months Ended January 31, 2001 Compared to Six Months January 31, 2000

      Interest income for the 2001 period was $19,000 higher then the 2000 period mainly because of the receipt in excess of proceeds on notes receivable of $4,188,000 offset by the payment of the liquidating distribution to common shareholders of $5,101,000. The additional interest income was offset by the reduction in recovery in 2001 of receivables previously written-off of $17,000 as compared to $225,000 in the 2000 period. Total other adjustments increased, in the 2001 period by $17,000 mainly due to non-legal costs, in connection with lawsuit against Anchin.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required by item 601 of Regulation S-K.

     Exhibit
     Number          Description of Exhibit

       31            Rule 13(a)-15(e)/15(d)-15(e) Certifications.

       32            Section 1350 Certification.

      (b)   Reports on Form 8-K

      No  reports on Form 8-K were  filed  during  the second  quarter of fiscal
2001.

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