Form 10-Q
period 2001-04-30
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from:

                         Commission File No. 2-96510-NY

                              DG LIQUIDATION, INC.
                (Name of registrant as specified in its charter)

          New Jersey                               11-2269958
(State of other jurisdiction of                      (IRS
Incorporation or organization)            Employer Identification No.)

       3535 Route 66, Neptune, NJ                          11434
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:        (732) 918-7555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

  As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

PART  I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its third fiscal quarter of 2001 (the three and nine months ended April 30, 2001) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                        April 30,       July 31,
                                                                           2001           2000
                                                                      (Unaudited)
                                                                      -----------        -------
ASSETS
Cash                                                                     $ 3,322         $ 9,753
Deferred tax asset                                                         1,891           1,974
Recoverable insurance premiums and other assets                               60              60
                                                                         -------         -------
                                                                           5,273          11,787
                                                                         -------         -------

LIABILITIES

Estimated liquidation expenses                                               541             746
Accrued expenses and taxes                                                    85           1,586
Liquidating distributions payable                                            398             277
Deferred  gain related to proceeds from letter of credit                   4,188           4,188
                                                                         -------         -------
                                                                           5,212           6,797
                                                                         -------         -------
Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding
                                                                         -------         -------
NET ASSETS IN LIQUIDATION                                                $    61         $ 4,990
                                                                         -------         -------
NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,275,000 shares
outstanding)                                                             $  0.01         $   .54
                                                                         -------         -------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                             Three                     Nine
                                                        Month Period Ended      Month Period Ended
                                                            April 30,              April 30,
                                                          2001       2000       2001       2000
                                                          ----    -------    -------    -------
Net assets in liquidation at beginning of period          $ 16    $ 5,377    $ 4,990    $ 9,275
                                                          ----    -------    -------    -------
Interest and other income                                   44         64        269        270
Recovery of receivables previously written-off              33         27         50        252
                                                          ----    -------    -------    -------
Other adjustments to net assets                             (2)       (21)       (32)       (34)
Increase in net assets before income taxes                  75         70        287        488
                                                          ----    -------    -------    -------
Provision for income taxes                                  30         24        115        166
                                                          ----    -------    -------    -------
Increase in estimated liquidation value of  assets over     45         46        172        322
liabilities

Liquidating distributions to common shareholders                              (5,101)    (4,174)
                                                          ----    -------    -------    -------
NET ASSETS IN LIQUIDATION AT END OF PERIOD                $ 61    $ 5,423    $    61    $ 5,423
                                                          ----    -------    -------    -------

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at April, 2001 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

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

      The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, , including interest of $7,000. Net assets will be increased by the amount of the judgment and reduced by related legal and professional fees during the year ended July 31,2003

[c] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997. The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. It also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserts that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

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

      Statement of Net Assets in Liquidation

      As of April 30, 2001, the Company had net assets in liquidation of $61,000. This represented a decrease in estimated liquidation value of assets over liabilities of $4,929,000 from the net assets at July 31, 2000. This reduction was mainly attributed to a distribution to stockholders of $5,101,000 in November 2000 offset by the increase in net assets for the period. The increase in net assets included interest and other income of $269,000 and collection of accounts receivable previously written off of $50,000, offset by expenses of $32,000 (mainly costs in connection with the Anchin lawsuit. The provision for income taxes related to the change in net assets was $115,000.

      Three Months Ended April 30, 2001 Compared to Three Months Ended April 30,2000

      Interest income for the 2001 period was $20,000 lower than the 2000 period mainly because of the payment of the liquidating distribution to common shareholders of $5,101,000 in November 2000. The recovery of receivables previously written-off was $33,000 in the 2001 period compared to $27,000 in 2000. Income tax provision was higher in the 2001 period as a result of the increase in net assets (excluding liquidating distributions made) income.

      Nine Months Ended April 30, 2001 Compared to Nine Months Ended April 30, 2000

      Interest income for the 2001 period was even compared to the 2000 period with the of the receipt of $4,188,000 offset by the payment of the liquidating distribution to common shareholders of $5,101,000. Recovery in 2001 of receivables previously written-off was $50,000 as compared to $252,000 in the 2000 period. Total other adjustments decreased, in the 2001 period by $2,000. The expense in both periods was mainly due to non-legal costs, in connection with lawsuit against Anchin.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

       Exhibit
       Number          Description of Exhibit

       31              Rule 13(a)-15(e)/15(d)-15(e) Certifications.

       32              Section 1350 Certification.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 2001.

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