Form 10-K
period 2001-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2001

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

Asset Sale

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

         The adjustable value note provided for interest at a rate determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. Payments on the adjustable value promissory were made by Neuman until May 2000, when Neuman defaulted in making the required payments. The Company received $7,084,000 from the standby letter of credit as result of Neuman's default.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fiscal year ended July 31, 2001 through the solicitation of proxies or otherwise.

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

         Statement of Net Assets in Liquidation

         Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due June 30, 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. As of July 31, 2001, the Company has collected an aggregate total of $12,063,000 of payments made on the adjustable rate promissory note, of which $10,646,000 was applied to notes receivable and the remaining $1,417,000 to interest. Any adjustment for the final valuation of the assets and liabilities sold will be recognized in the period in which the adjustment is determined. In the year ended July 31, 2000, the Company wrote off the carrying value of $880,000 of the unsecured promissory note.

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

         Statement of Changes in Net Assets in Liquidation

              As of July 31, 2001, the Company had net assets in liquidation of $102,000. This represented a decrease in estimated liquidation value of assets over liabilities of $4,888,000 from the net assets at July 31, 2000. This change was attributed to the distribution to stockholders of $5,101,000, offset by the increase in net assets for the year. The increase in net assets consisted of interest and other income of $302,000 and collection of $80,000 of accounts receivable previously written off. This was offset by expenses of $37,000 mainly costs in connection with the lawsuit against Anchin. Income tax provision for the year was $132,000.

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

         The following individuals served as directors and executive officers of the Company during the fiscal year ended July 31, 2001:

 Name                   Age   Position
 -------------------    ---   -----------------------------------------------
 Harold Blumenkrantz     68   President, Chief Executive Officer and Director
 Alfred Hertel           77   Chairman of the Board and Director
 Michael Katz            67   Vice President and Director
 Howard Sternheim        72   Vice President and Director (deceased April 2002)
 Gerald Koblin           69   Secretary, Treasurer, Chief Accounting and
                              Financial Officer and Director
 Paul Emanuel            80   Director
 Ernest Wyre             82   Director

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

         Paul Emmanuel had been the owner of Town and Country Pharmacy, Inc., Ridgewood, New Jersey, for more than the past five years before he sold the store in 2000. Mr. Emmanuel has been a director of the Company since 1985.

         Ernest Wyre was a principal of Lenox Terrace Drugstore, Inc. and Fairview Chemists, Brooklyn, New York for more than five years prior to 1987, and since that time has been a private investor. Mr. Wyre has been a director of the Company since 1976.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth, for the fiscal years ended July 31, 2001, 2000 and 1999, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                               Annual Compensation

Name
and Principal                                     Other Annual      All Other
Position               Years    Salary   Bonus    Compensation   Compensation
-------------          -----    ------   ------   ------------   ------------
Harold Blumenkrantz    1999-   $60,000       --             --             --
President and          2001
CEO(1)

All 2001 Executive
Officers as a
Group (2 persons)              $60,000       --             --             --

------------------
(1)  Mr.  Blumenkrantz  is  paid  pursuant  to  a  consulting   agreement  on  a
month-to-month basis at the rate of $5,000 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding shares of common stock beneficially owned as of July 14, 2004, by (i) each person, known to the Company, who beneficially owns more than 5% of the common stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:


Name and Address of
Beneficial Owner                        Shares Beneficially Owned (1)     Percentage of Stock Outstanding (1)
----------------------------------      -------------------------         -------------------------------
Sharon Sternheim, Executrix of The                        492,784                                   5.31%
Estate of Howard Sternheim
1020 Park Avenue
New York, NY  10028
----------------------------------      -------------------------         -------------------------------
Paul Emanuel                                               24,480                                     .26%
468 Churchill Road
Teaneck, NJ  07666
----------------------------------      -------------------------         -------------------------------
Harold Blumenkrantz                                        36,685                                     .40%
7411 Orangewood Lane
Boca Raton, FL  33433

Alfred Hertel                                             113,358                                    1.22%
84 Shoreline Drive
Hilton Head Island, SC  29928

Michael Katz
3400 Galt Ocean Drive                                     101,196                                    1.09%
Apt. 1507S
Fort Lauderdale, FL 33308

Gerald Koblin
214 Jewett Road                                            43,997                                     .47%
Upper Nyack, NY 10960

Ernest Wyre
6613 Pullen Ct.                                           149,699                                    1.61%
Tampa, FL  33625
----------------------------------      -------------------------         -------------------------------
All Officers and Directors as a                           469,415                                    5.06%
Group (6 persons)
----------------------------------      -------------------------         -------------------------------

-----------------
(1) All of these shares are owned of record.

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

         As of July 31, 2001, there were no shares issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Fees

         The aggregate fees billed by Eisner LLP for the annual audit and review of interim financial statements were approximately $30,000 and $54,000 for the fiscal years ended July 31, 2001 and 2000, respectively.

         Audit Related  Fees

         Eisner LLP did not render any professional services to DG Liquidation, Inc. involving "Audit Related Fees" other than as set forth in the preceding paragraph.

         Tax Fees

         Eisner LLP did not render any professional services to DG Liquidation, Inc during the fiscal years ended July 31, 2001 and 2000 for tax compliance, tax advice and tax planning services.

         All Other Fees

         The aggregate fees billed by Eisner LLP for all other services rendered to DG Liquidation, Inc. during the fiscal years ended July 31, 2001 and July 31, 2000, other than audit services, were approximately $6,000 and $5,000, respectively, for tax return preparation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

         Schedules and Reports on Form 8-K

         (a)(1) Financial Statements.

         The following are filed with this report:

         (i)      Independent Auditors' Report.

         (ii) Statement of Net Assets (liquidation basis) at July 31, 2001 and 2000.

         (iii) Statement of Changes in Net Assets (liquidation basis) for the years ended July 31, 2001, 2000 and 1999.

         (iv)     Notes to the Financial Statements.

         (a)(2)   Financial Statement Schedules:

                  None

         (a)(3)   Exhibits.

         The following exhibits are filed as part of this report:

                  Exhibit Number   Exhibit
                  --------------   -------
                        31         Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                        32         Section 1350 Certification

         (b)      Reports on Form 8-K

         No  reports on Form 8-K were  filed  during the last  quarter of fiscal
2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this amended Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Town of Neptune, State of New Jersey, on July 14, 2004.


                                               DG LIQUIDATION, INC.

                                               By:  /s/ Harold Blumenkrantz
                                                 -------------------------------
                                                 Harold Blumenkrantz, President
                                                 and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Harold Blumenkrantz         President, Chief Executive         July 14, 2004
    --------------------        Officer and Director
     Harold Blumenkrantz

/s/ Gerald Koblin               Secretary, Treasurer,              July 14, 2004
    -------------------         Principal Financial and
     Gerald Koblin              Accounting Officer and Director

/s/ Alfred Hertel               Chairman of the Board              July 14, 2004
    -------------------         and Director
     Alfred Hertel

/s/ Michael Katz                Vice President and Director        July 14, 2004
    --------------------
     Michael Katz

/s/ Paul Emanuel                Director                           July 14, 2004
    --------------------
     Paul Emanuel

/s/ Ernest Wyre                 Director                           July 14, 2004
    --------------------
     Ernest Wyre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DG Liquidation, Inc.


We have audited the accompanying statements of net assets (liquidation basis) of DG Liquidation, Inc. as of July 31, 2001 and 2000 and the related statements of changes in net assets (liquidation basis) for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of DG Liquidation, Inc. as of July 31, 2001 and 2000 and the changes in its net assets in liquidation for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in the preceding paragraph.

Eisner LLP

New York, New York
December 27, 2001, except for Notes E[3], A[2] and E[1] as to which the dates are August 12, 2002, October 9, 2002 and May 16, 2003, respectively

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)


Statements of Net Assets
(liquidation basis)
(in thousands, except share and per share amounts)


                                                               July 31,
                                                        ---------------------
                                                           2001        2000
                                                        ---------   ---------
ASSETS
Cash                                                    $   3,277   $   9,753
Deferred tax asset                                          1,847       1,974
Other assets                                                   70          60
                                                        ---------   ---------

                                                            5,194      11,787
                                                        ---------   ---------

LIABILITIES
Estimated liquidation expenses                                428         746
Income taxes payable                                                    1,457
Accrued expenses                                               52         129
Liquidating distributions payable                             424         277
Deferred gain related to proceeds from letter of credit     4,188       4,188
                                                        ---------   ---------

                                                            5,092       6,797

Commitments and contingencies (Note E)
                                                        ---------   ---------
Net assets in liquidation                               $     102   $   4,990
                                                        =========   =========



Net assets in liquidation per common share
   (based on 9,275,000 common shares
    outstanding in 2001 and 2000)                       $    0.01   $    0.54
                                                        =========   =========


                                                                             F-2
See notes to financial statements

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

Statements of Changes in Net Assets
(liquidation basis)
(in thousands except per share amounts)

                                                         Year Ended July 31,
                                                 ------------------------------
                                                  2001        2000        1999
                                                 -------    --------   --------

Net assets in liquidation - beginning of year    $ 4,990    $  9,275   $ 13,258
                                                 -------    --------   --------
Interest and other income                            302         486        663
Decrease (increase) in estimated costs to be
  incurred during period of liquidation                6          26        (11)
Loss on write-off of note receivable                            (880)
Recovery of receivables previously written off        80         323        966
Other adjustments to net assets
                                                     (43)        (54)      (133)
                                                 -------   ---------   --------
Increase (decrease) in net assets before
  income taxes and items shown below                 345         (99)     1,485

(Provision) benefit for income taxes related
   to change in net assets, including a deferred
    tax (provision) benefit of $(127) in 2001,
     $1,483 in 2000 and $(148) in 1999              (132)         22       (476)
                                                 -------   ---------   --------
Increase (decrease) in net assets
  before items shown below                           213         (77)     1,009

Common stock acquired in settlement of
  receivables                                                    (34)      (338)

Liquidating distributions to common
 stockholders ($0.55 per share in 2001,
 $0.45 per share in 2000 and $0.50
  per share in 1999)                              (5,101)     (4,174)    (4,654)
                                                 -------   ---------   --------
 (Decrease) in net assets                         (4,888)     (4,285)    (3,983)
                                                 -------   ---------   --------
Net assets in liquidation - end of year          $   102   $   4,990   $  9,275
                                                 =======   =========   ========




See notes to financial Statements                                            F-3

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

[2]  Sale of assets:

     On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 noninterest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note, recorded at $10,646,000, payable in quarterly installments over four years and collateralized by a standby letter of credit. The $1,000,000 promissory note was recorded at its present value ($880,000 at July 31, 1999) using an imputed interest rate of 6.69%. The adjustable value note provided for interest at a rate (6.97% at July 31, 2000) determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the year ended July 31, 1998, pursuant to the terms of the note, interest was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest was payable quarterly based on the unpaid principal balance of the note. During the period August 1, 1999 to May 22, 2000 and the year ended July 31, 1999, the Company received from Neuman quarterly principal payments on the note aggregating $2,400,000 and $3,452,000, respectively, plus interest payments of $173,000 and $1,060,000, respectively.

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

     On April 6, 2000, Neuman filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result thereof, during the year ended July 31, 2000, the Company wrote off the $880,000 carrying value of the unsecured promissory note due from Neuman. In addition, on May 22, 2000 the Company made a drawing on the standby letter of credit and on May 25, 2000 received $7,084,000 of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

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

[3]  Basis of presentation:

     Subsequent to June 30, 1997, the Company adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at July 31, 2001 and 2000 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

     The valuation of assets and liabilities necessarily requires estimates and assumptions. Net assets and future liquidating distributions will be subject to uncertainties including the ultimate amount of liquidation expense and the amount, if any, ultimately collected on unsecured claims against the bankruptcy estate.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

Notes to Financial Statements


NOTE B - ESTIMATED LIQUIDATION EXPENSES

Estimated liquidation expenses, consisting of legal and other professional fees, consulting fees and insurance expense, to be incurred through the date of final dissolution of the Company have been accrued in the accompanying financial statements. Analysis of transactions reflected in the liability for estimated liquidation expenses during fiscal 1999, 2000 and 2001 follows:



 Balance at July 31, 1998                                            $   1,806
 Liquidation expenses paid during the year ended July 31, 1999            (554)
 Increase in estimated liquidation expenses to be incurred                  11
                                                                     ---------

 Balance at July 31, 1999                                                1,263
 Liquidation expenses paid during the year ended July 31, 2000            (491)
 Decrease in estimated liquidation expenses to be incurred                 (26)
                                                                     ---------

 Balance at July 31, 2000                                                  746
 Liquidation expenses paid during the year ended July 31, 2001            (312)
 Decrease in estimated liquidation expenses to be incurred                  (6)
                                                                     ---------

 Balance at July 31, 2001                                            $     428
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


The deferred tax asset at July 31, 2001 and 2000 relates to the following:


                                                                  2001            2000
                                                            -------------   -------------
 Estimated liquidation expenses                             $     172,000   $     299,000
 Deferred gain related to proceeds from letter of credit        1,675,000       1,675,000
                                                            -------------   -------------

                                                            $   1,847,000   $   1,974,000
                                                            =============   =============


NOTE D - OFFICER'S LIFE INSURANCE

At July 31, 2001 the Company was the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president. At July 31, 2001 and 2000, the cash surrender value of these policies was $197,000 and $194,000, respectively. At such dates, the Company had outstanding loans aggregating $152,000 against the cash surrender value at a weighted average annual interest rate of 7.57%. The cash surrender value, net of borrowings, is included in other assets.

In October 2001, the former president died and on December 14, 2001, the Company received approximately $1,599,000, net of outstanding loans of $157,000, from the insurance company in settlement of the policies, resulting in a gain of $1,511,000 to be recognized during the year ending July 31, 2002.


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

     The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County, in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County, on February 4, 2003 in the aggregate sum of approximately $290,000. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, including interest of $7,000. Net assets will be increased by the amount of the judgment reduced by related legal and other professional fees during the year ended July 31, 2003.

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


NOTE G - RECOVERY OF RECEIVABLES

The stockholders constituted a substantial portion of the Company's customers and all stockholders had assigned their shares to the Company as additional collateral for their respective accounts receivable balances. The transfer of shares is restricted by agreement, and any stockholder who wishes to sell his shares must first offer them to the Company at cost (as defined) or par value with respect to shares issued as a stock dividend. During the year ended July 31, 2000, stockholders returned 34,000 shares of common stock to the Company in settlement of previously written off receivable balances. The common stock was valued at approximately $34,000 based on the per share value of net assets in liquidation.