Form 10-Q
period 2001-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: October 31, 2000

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its first fiscal quarter of 2001 (the three months ended October 31, 2000) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                        October 31,    July 31,
                                                                           2000         2000
                                                                       (Unaudited)
  ASSETS
Cash                                                                       $ 8,590     $ 9,753
Deferred tax asset                                                           1,823       1,974
Other assets                                                                    60          60
                                                                           -------     -------

                                                                            10,473      11,787
                                                                           -------     -------

LIABILITIES

Estimated liquidation expenses                                                 684         746
Accrued expenses and taxes                                                     249       1,586
Liquidating distributions payable                                              277         277
                                                                           -------     -------
Deferred  gain related to proceeds from letter of credit                     4,188       4,188
                                                                           -------     -------
                                                                             5,398       6,797
                                                                           -------     -------

NET ASSETS IN LIQUIDATION                                                  $ 5,075     $ 4,990
                                                                           -------     -------

Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding
                                                                           -------     -------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,275,000 shares
outstanding)                                                               $   .55     $   .54
                                                                           -------     -------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                   Three
                                                              Month Period Ended
                                                                 October 31,
                                                              2000        1999

 Net assets in liquidation at beginning of period           $ 4,990     $ 9,275
                                                            -------     -------
Interest and other income                                       152         123
Recovery of receivables previously written-off                    7         147
Other adjustments to net assets                                 (18)         (5)
                                                            -------     -------
Increase in net assets before income taxes                      141         265

Provision for income taxes                                       56          90
                                                            -------     -------

Increase in estimated liquidation value of  assets over          85         175
liabilities

NET ASSETS IN LIQUIDATION AT END OF PERIOD                  $ 5,075     $ 9,450
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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at October 31, 2000 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-dya London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note has been recorded at its present value of approximately $766,000

The asset purchase agreement provided that the purchase price is subject to adjustment based upon a final valuation of the assets and liabilities sold. In addition, the terms of sale provided that Neuman had one year from the date of purchase to return to the Company any accounts receivable balances which had not then been collected and reduce the amount of the adjustable note by such uncollected balances (see Note 3(c)). The gain recognized on the sale was $3,683,000.

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

      As of October 31, 2000, the Company had net assets in liquidation of $5,075,000. This represented an increase in estimated liquidation value of assets over liabilities of $85,000 from the net assets at July 31, 2000, as compared to an increase in net assets of $175,000 for the three month period ended October 31, 1999. The decrease of $90,000 was primarily attributable to the reduced collection of accounts receivable previously written off of $140,000 offset by higher interest income of $29,000 as a result of payment of notes receivable from Neuman in excess of basis and $13,000 in higher expenses related to the Anchin lawsuit.

      Three Months Ended October 31, 2000
      Compared to Three Months Ended October 31, 1999

      Interest and other income for the 2000 period was $29,000 higher than the 1999 period due to higher average cash balances. The recovery of receivables previously written-off was $7,000 in the 2000 period compared to $147,000 in 1999. Other adjustments to the assets increased $13,000 primarily due to higher expenses related to the Archin lawsuit.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits required by item 601 of Regulation S-K.

                  Exhibit
                  Number            Description of Exhibit

                  31                Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                  32                Section 1350 Certification.

            (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 2001.


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