Form 10-Q
period 2001-10-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: October 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

      As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its first fiscal quarter of 2002 (the three months ended October 31, 2001) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                        October 31,  July 31,
                                                                           2001        2001
                                                                        (Unaudited)
ASSETS
Cash                                                                       $3,269     $3,277
Deferred tax asset                                                          1,835      1,847
Other assets                                                                   56         70
                                                                           ------     ------

                                                                            5,160      5,194
                                                                           ------     ------

LIABILITIES

Estimated liquidation expenses                                                397        428
Accrued expenses and taxes                                                     40         52
Liquidating distributions payable                                             424        424
                                                                           ------     ------
Deferred  gain related to proceeds from letter of credit                    4,188      4,188
                                                                           ------     ------
                                                                            5,049      5,092
                                                                           ------     ------

NET ASSETS IN LIQUIDATION                                                  $  111     $  102
                                                                           ------     ------

Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding
                                                                           ------     ------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,275,000 shares
outstanding)                                                               $  .01     $  .01
                                                                           ------     ------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                  Three
                                                             Month Period Ended
                                                                October 31,

                                                              2001        2000

 Net assets in liquidation at beginning of period           $   102     $ 4,990
                                                            -------     -------
Interest income                                                  23         152
Recovery of receivables previously written-off                    7
Other adjustments to net assets                                  (9)        (18)
                                                            -------     -------
Increase in net assets before income taxes                       14         141
                                                                        -------
Provision for income taxes                                        5          56
                                                            -------     -------

Increase in estimated liquidation value of  assets over           9          85
liabilities

NET ASSETS IN LIQUIDATION AT END OF PERIOD                  $   111     $ 5,075
                                                            -------     -------

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at October 31, 2001 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory not had been recorded at its then present value of approximately $766,000.

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

      As of October 31, 2001, the Company had net assets in liquidation of $111,000. This represented an increase in estimated liquidation value of assets over liabilities of $9,000 from the net assets at July 31, 2001, as compared to an increase in net assets of $85,000 for the three month period ended October 31, 2000. The decrease of $76,000 was primarily attributable to lower interest income of $23,000 as compared to $152,000 for the three month period ended October 31, 2000. This decrease of $129,000 was due the payment of a liquidating distribution of $5,101,000 and lower interest rates. In addition, there was no collection of accounts receivable previously written off offset by lower operating costs of $9,000 as a result of a reduction of the expenses related to the Anchin lawsuit.

      Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

      Interest income for the 2001 period was $129,000 lower than the 2000 period due to lower cash balances on account of liquidating distributions of $5,101,000 made in the prior year and lower interest rates. In addition, the company collected $7,000 of receivables in the 2000 period and none in the 2001 period, and incurred lower expenses related to the Anchin lawsuit of $9,000.

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

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits required by item 601 of Regulation S-K.

                  Exhibit
                  Number        Description of Exhibit
                  ------        ----------------------

                  31            Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                  32            Section 1350 Certification.


            (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 2002.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Township of Neptune, State of New Jersey, on July 14, 2004


                                      DG LIQUIDATION, INC.

                                      By: /s/ Harold Blumenkrantz
                                          Harold Blumenkrantz, President
                                          President and Chief Executive Officer