Form 10-Q
period 2002-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 2002 (the three and six months ended January 31, 2002) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)


                                                                                       January 31,    July 31,
                                                                                          2002           2001
                                                                                      (Unaudited)
  ASSETS

Cash                                                                                  $    4,605      $    3,277
Deferred tax asset                                                                         1,785           1,847
Other assets                                                                                  16              70



                                                                                           6,406           5,194

LIABILITIES

Estimated liquidation expenses                                                               273             428
Accrued expenses and taxes                                                                    30              52
Liquidating distributions payable                                                            424             424
Deferred  gain related to proceeds from letter of credit                                   4,188           4,188

                                                                                           4,915           5,092

Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding

NET ASSETS IN LIQUIDATION                                                             $    1,491      $      102



NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,275,000 shares
outstanding)                                                                          $     0.16      $      .01


                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)


                                                                                   Three                 Six
                                                                            Month Period Ended    Month Period Ended
                                                                                January 31,           January 31,
                                                                               2002       2001     2002       2001
    Net assets in liquidation at beginning of period                            $111     $5,075     $102    $4,990
    Interest income                                                               31         73       54       225
    Net proceeds from life insurance                                           1,511               1,511
    Decrease in estimated life insurance costs during period of                  136                 136
    liquidation
    Recovery of receivables previously written-off                                13         10       13        17
    Other adjustments to net assets                                              (11)                (20)      (30)
                                                                                            (12)
    Increase in net assets before income taxes                                 1,680         71    1,694       212

    Provision for income taxes                                                   300         29      305        85

    Increase in estimated liquidation value of  assets over                                        1,389       127
    liabilities                                                                1,380         42

    Liquidating distributions to common shareholders                                     (5,101)            (5,101)

    NET ASSETS IN LIQUIDATION AT END OF PERIOD                                $1,491        $16   $1,491       $16


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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at January 31, 2002 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

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

      Statement of Net Assets in Liquidation

            As of January 31, 2002, the Company had net assets in liquidation of $1,491,000. This represented an increase in estimated liquidation value of assets over liabilities of $1,389,000 from the net assets at July 31, 2001. This increase was mainly attributed to the net proceeds of $1,511,000 from the life insurance of the former president of the Company, who died in December 2001. The decrease of $136,000 in estimated liquidation expenses relates to accrued life insurance premiums no longer required. The increase in net assets also included interest income of $54,000 and collection of accounts receivable previously written off of $13,000, offset by expenses of $20,000 (mainly costs in connection with the Anchin lawsuit). The provision for income taxes related to the change in net assets was $305,000 due to increased income.

      Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

            The 2002 period included net proceeds from the life insurance of the former president of the Company, who died in 2001, of $1,511,000. Interest income for the 2002 period was $42,000 lower then the 2001 period because of the payment of the liquidating distribution to common shareholders of $5,101,000 in November 2001 and lower interest rates. The decrease of $136,000 in estimated liquidation expenses relates to accrued life insurance premiums no longer required. The recovery of receivables previously written-off of $13,000 in the 2002 period compared to $10,000 in 2001. Income taxes were higher in the 2002 period as a result of higher net assets. The income tax rate for 2002 was 18% as compared to 40% in 2001. This was because the life insurance proceeds is taxed at the lower alternative minimum tax rate as compared to statutory rate.

      Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

            The 2002 period included net proceeds from the life insurance of the former president of the Company of $1,511,000, who died in 2001. Interest income for the 2002 period was $171,000 lower then the 2001 period because of the payment of the liquidating distribution to common shareholders of $5,101,000 in November 2001 and lower interest rates. In additional collection of receivables previously written-off of $13,000 as compared to 17,000 in the 2001 period. The decrease of $136,000 in estimated liquidation expenses relates to accrued life insurance premiums no longer required. Total other adjustments decreased, in the 2002 period by $10,000 mainly due to non-legal costs, in connection with lawsuit against Anchin.

            Income taxes were lower in the 2002 period as a result of income. The income tax rate for 2002 was 18% as compared to 40% in 2001. This was because the life insurance income is taxed at the lower alternative minimum tax rate as compared to statutory proceeds rate.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits required by item 601 of Regulation S-K.

             Exhibit
             Number                 Description of Exhibit

             31                     Rule 13(a)-15(e)/15(d)-15(e) Certifications.

             32                     Section 1350 Certification.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of fiscal 2002.

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