Form 10-Q
period 2003-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2003

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 2003 (the three and six months ended January 31, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                          January 31,  July 31,
                                                                 2003      2002
                                                          -----------  --------
                                                          (Unaudited)
  ASSETS


  Cash                                                    $     2,502  $  4,550
  Deferred tax asset                                               72     1,763
  Other assets                                                    214        71
                                                          -----------  --------
                                                                2,788     6,384
                                                          -----------  --------

  LIABILITIES

  Estimated liquidation expenses                                  180       220
  Accrued expenses and taxes                                       28        67
  Liquidating distributions payable                               428       424
  Deferred  gain related to proceeds from letter of credit                4,188
                                                          -----------  --------
                                                                  636     4,899
                                                          -----------  --------

  Redeemable preferred stock; authorized 250,000 shares, $100 par value; none outstanding

  NET ASSETS IN LIQUIDATION                               $     2,152  $  1,485
                                                          -----------  --------

  NET ASSETS IN LIQUIDATION PER COMMON SHARE
   (based on 9,275,000 shares outstanding)                $      0.23  $    .16
                                                          -----------  --------

                        See notes to financial statements


                                               DG LIQUIDATION, INC.
                                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                  (in thousands)
                                                   (Unaudited)

                                                                              Three                   Six
                                                                        Month Period Ended    Month Period Ended
                                                                           January 31,          January 31,
                                                                        ------------------   --------------------
                                                                            2003      2002       2003        2002
                                                                        --------  --------   --------   ---------
     Net assets in liquidation at beginning of period                   $  4,004  $    111   $  1,485   $     102
                                                                        --------  --------   --------   ---------
    Interest income                                                            9        31         26          54

    Net proceeds from life insurance                                                 1,511                  1,511
    Decrease in estimated life insurance costs to be incurred during
     period of liquidation                                                             136                    136
                                                                                  --------   --------   ---------
    Recovery of receivables previously written-off                                      13                     13
                                                                                  --------   --------   ---------
     Additional gain related to sale of assets                                                  4,188

    Other adjustments to net assets                                          (2)       (11)        (9)        (20)
                                                                        --------  --------   --------   ---------
    Increase in net assets before income taxes                                 7     1,680      4,205       1,694

    Provision for income taxes                                                 3       300      1,682         305
                                                                        --------  --------   --------   ---------
    Increase in estimated liquidation value of assets over liabilities         4     1,380      2,523       1,389

    Liquidating distributions to common shareholders                     (1,856)               (1,856)
                                                                        --------             --------
    NET ASSETS IN LIQUIDATION AT END OF PERIOD                          $  2,152  $  1,491   $  2,152   $   1,491
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

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180-day London Interbank Offering rate and collateralized by a standby letter of credit. The $1,000,000 promissory note had been recorded at its then present value of approximately $76,000.

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

In connection with the settlement, the Company recorded an additional gain on sale of $2,513,000 net of income taxes of $1,675,000.

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

         The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, including interest of $7,000. Net assets will be increased by the amount of the judgment and reduced by related legal and professional fees during the year ended July 31, 2003

[c] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997. The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase Neuman made additional sales to those four customers and extended additional credit to them. It also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserts that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman has told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

         The Company had taken the position that the security agreements must follow the accounts receivable which they secure and that it is therefore not obligated to accept reassignment of the accounts receivable, and therefore a reduction in the face amount of the note, unless it also receives the security agreements applicable to those accounts receivable. The Company had told Neuman that pursuant to the asset purchase agreement, the oldest accounts receivable must be paid in full before the newer accounts receivable are paid and that it is therefore entitled, under the security agreements which must be reassigned together with the accounts receivable, to receive the full amount of the pre-acquisition balance due of $1,486,000 out of a pending payment by a major pharmaceutical retail chain to Neuman of approximately $2,500,000.

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

         Statement of Net Assets in Liquidation

         As of January 31, 2003, the Company had net assets in liquidation of $2,152,000. This represented an increase in estimated liquidation value of assets over liabilities of $667,000 from the net assets at July 31, 2002. This increase was mainly attributed to the additional gain on sale of assets of $2,513,000 net of $1,675,000 of income taxes. This was reduced by a liquidating distribution to common shareholders of $1,856,000. The net income included interest income of $26,000 offset by expenses of $9,000.

         Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

         The 2002 period included net proceeds from the life insurance proceeds of the former president of the Company of $1,511,000, who died in December 2001. Interest income for the 2003 period was $22,000 lower then the 2002 period because of the payment of the liquidating distribution to common shareholders of $1,856,000 in November 2002 and lower interest rates. The recovery of receivables previously written-off of $13,000 in the 2002 period compared to none in 2003.

         Income taxes were lower in the 2003 period as a result of lower increase in net assets compared to the 2002 period. The income tax rate for 2003 was 40% as compared to 18% in 2002 due to the life insurance proceeds being taxed at the lower alternative minimum tax rate as compared to the statutory rate.

         Six Months Ended January 31, 2003 Compared to Six Months Ended January 31, 2002

         The 2003 period included $2,513,000 from the additional gain-related to sale of assets, net of $1,675,000 income taxes. The 2002 period included the life insurance proceeds received on the death in 2001 of the former president of the Company of $1,511,000. Interest income for the 2003 period was $28,000 lower than the 2002 period because of the payment of the liquidating distribution to common shareholders of $1,856,000 in November 2002, and lower interest rates. In addition, there were no collections of receivables previously written-off as compared to $13,000 in the 2002 period.

         Income taxes were higher in the 2003 period as a result of the increase in net assets. In addition the income tax rate for 2002 was 18% as compared to 40% in 2003 due to the life insurance proceeds being taxed at the lower alternative minimum tax rate as compared to the statutory rate.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by item 601 of Regulation S-K.

                  Exhibit
                  Number            Description of Exhibit
                  ------            --------------------------------------------
                  31                Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                  32                Section 1350 Certification.

         (b)      Reports on Form 8-K

  No reports on Form 8-K were filed during the second quarter of fiscal 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Town of Neptune, State of New Jersey, on July 14, 2004

                                          DG LIQUIDATION, INC.


                                          By:  /s/ Harold Blumenkrantz
                                          --------------------------------------
                                          President and Chief Executive Officer