Form 10-Q
period 2003-04-30
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: April 30, 2003

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its third fiscal quarter of 2003 (the three and nine months ended April 30, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                              April 30, July 31,
                                                                2003     2002
                                                            (Unaudited)
ASSETS

Cash                                                           $2,443     $4,550
Deferred tax asset                                                 67      1,763
Other assets                                                      249         71
                                                               ------     ------

                                                                2,759      6,384
                                                               ------     ------

LIABILITIES

Estimated liquidation expenses                                    166        220
Accrued expenses and taxes                                         28         67
Liquidating distributions payable                                 407        424
Deferred  gain related to proceeds from letter of credit        4,188
                                                               ------     ------

                                                                  601      4,899
                                                               ------     ------

                                                               ------     ------
Redeemable preferred stock; authorized 250,000 shares,
$100 par value; none outstanding
                                                               ------     ------

NET ASSETS IN LIQUIDATION                                      $2,158     $1,485
                                                               ------     ------

NET ASSETS IN LIQUIDATION PER COMMON SHARE
(based on 9,275,000 shares outstanding)                        $ 0.23     $ 0.16
                                                               ======     ======

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                                 Three                     Nine
                                                                            Month Period Ended      Month Period Ended
                                                                                April 30,                 April 30,
                                                                                2003       2002      2003        2002
    Net assets in liquidation at beginning of period                          $2,152     $1,491        $1,485      $102
                                                                                      ---------- ------------- ---------
    Interest income                                                                6         18            32        72
                                                                                      ---------- ------------- ---------
    Net proceeds from life insurance                                               -                              1,511
    Decrease in estimated costs to be incurred during period of
    liquidation                                                                    -                                136
                                                                                      ---------- ------------- ---------
    Additional gain-related to prior year sale of assets                                                4,188
                                                                                      ---------- ------------- ---------
    Recovery of receivables previously written-off                                 4                        4        13
                                                                                      ---------- ------------- ---------
    Other adjustments to net assets                                                         (1)           (9)      (21)
                                                                                      ----------

    Increase in net assets before income taxes                                    10         17         4,215     1,711
                                                                                      ---------- ------------- ---------

    Provision for income taxes                                                     4          3         1,686       308
                                                                                      ---------- ------------- ---------

    Increase in estimated liquidation value of  assets over                                             2,529     1,403
                                                                                                        -----     -----
    liabilities                                                                    6         14
                                                                               -----

    Liquidating distributions to common shareholders                                                  (1,856)
                                                                                                      -------

    NET ASSETS IN LIQUIDATION AT END OF PERIOD                                $2,158     $1,505        $2,158    $1,505
                                                                              ------     ------        ------    ------
                                                                                      ---------- ------------- ---------

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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at April, 2002 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180 day London Inter Bank Offering Rate, and collateralized by a standby letter of credit. The $1,000,000.00 promissory note had been recorded at its present value of approximately $766,000.

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

In connection with the settlement, in fiscal 2003, the Company recorded a gain on sale of $2,513,000 net of income taxes of $1,675,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Since July 1, 1997, the Company has been operating under the Liquidation Plan and its financial reporting is being made in accordance with the liquidation basis of accounting. Therefore, the following discussion relates to the financial statements presented on a liquidation basis. Statement of Net Assets in Liquidation

      As of April 30, 2003, the Company had net assets in liquidation of $2,158,000. This represented an increase in estimated liquidation value of assets over liabilities of $673,000 from the net assets at July 31, 2002. This increase was mainly attributed to the additional gain on sale of assets of $2,513,000 net of $1,675,000 of income taxes. This was reduced by a liquidating distribution to common shareholders of $1,856,000. The net income included interest income of $32,000 and collection of accounts receivable previously written off of $4,000, offset by expenses of $9,000.

      Three Months Ended April 30, 2003 Compared to Three Months Ended April 30,2002

      Interest income for the 2003 period was $12,000 lower then the 2002 period, mainly because of the payment of the liquidating distribution to common shareholders of $1,856,000 in November 2002. There was $4,000 recovery of receivables previously written-off in the 2003 period compared to none in 2002.

      Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

      The 2003 period included $2,513,000 from the additional gain related to sale of assets, net of $1,675,000 income taxes. The 2002 period included the life insurance proceeds received on the death in December 2001 of the former president of the Company of $1,511,000. Interest income for the 2003 period was $40,000 lower than the 2002 period because of the payment of the liquidating distribution to common shareholders of $1,856,000 in November 2002 and lower interest rates. In addition, collection of receivables previously written-off was $4,000 as compared to $13,000 in the 2002 period.

      Income taxes were higher in the 2003 period as a result of the increase in net assets. In addition, the income tax rate for 2002 was 18% as compared to 40% in 2003, due to life insurance income being taxed at the lower alternative minimum tax rate as compared to the statutory rate.



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

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits required by item 601 of Regulation S-K.

                  Exhibit
                  Number         Description of Exhibit
                  ------         ----------------------

                  31             Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                  32             Section 1350 Certification.

            (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 2002.

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