Form 10-K
period 2003-07-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2003

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

         On September 24, 2002, a settlement agreement was entered into pursuant to which the Company and the Trustee released each other from all pre-petition or post-petition claims, except that the Company was entitled to receive distribution from the bankruptcy estate with respect to its unsecured claims, referred to above, which were allowed in full. The settlement agreement was approved by the Bankruptcy Court on October 9, 2002. See Note A-2 to the financial statements with respect to the recording of $4,188,000 as additional gain.

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

ITEM 3. LEGAL PROCEEDINGS.

DG Liquidation, Inc. v. Anchin, Block & Anchin, LLP.
---------------------------------------------------

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

        The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4,
2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000. See Note E-1 to the financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's security holders during the fiscal year ended July 31, 2003 through the solicitation of proxies or otherwise.

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

         Statement of Net Assets in Liquidation

         Pursuant to the Liquidation Plan, the Company sold substantially all of its operating assets on July 3, 1997, subject to substantially all of the Company's liabilities, for an aggregate price of $4,000,000 in cash paid at the closing, an unsecured, non interest bearing promissory note for $1,000,000 due August 2001 and an adjustable value promissory note recorded for $10,646,000 payable over four years with interest at 1% above the 180-day Libor rate and collateralized by an irrevocable standby letter of credit. The $1,000,000 promissory note was recorded at its then present value of approximately $766,000. The purchase price was subject to additional adjustment based on the final valuation of the assets and liabilities sold. In addition, the buyer had the right to return any receivables not paid after one year from the sale. As of July 31, 2002, the Company had collected an aggregate total of $12,063,000 of payments made on the adjustable rate promissory note, of which $10,646,000 was applied to notes receivable and the remaining $1,417,000 to interest. In the year ended July 31, 2000, the Company wrote off the carrying value of $880,000 of the unsecured promissory note.

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

         Statement of Changes in Net Assets in Liquidation

         As of July 31, 2003, the Company had net assets in liquidation of $2,442,000. This represented an increase in estimated liquidation value of assets over liabilities of $957,000 from the net assets at July 31, 2002. This increase was mainly attributed to the additional gain on sale of assets of $2,513,000, net of $1,675,000 income taxes. This was reduced by a liquidating distribution to common shareholders of $1,856,000. The increase in net assets also included interest income of $37,000, collection of accounts receivable previously written off of $342,000 and by decreased other expenses of $16,000. In addition, the net proceeds from the judgment against Anchin was $6,000 net of expenses of $291,000. The provision for income taxes related to the increase in net assets was $1,777,000.

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

          The following individuals served as directors and executive officers of the Company during the fiscal year ended July 31, 2003:

         Name                         Age            Position
         ----                         ---            --------
         Harold Blumenkrantz           70            President, Chief Executive Officer and Director
         Alfred Hertel                 79            Chairman of the Board and Director
         Michael Katz                  69            Vice President and Director
         Gerald Koblin                 71            Secretary, Treasurer, Chief Accounting and
                                                     Financial Officer and Director
         Paul Emanuel                  82            Director
         Ernest Wyre                   84            Director

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

         Ernest Wyre (deceased December 14, 2003) was a principal of Lenox Terrace Drugstore, Inc. and Fairview Chemists, Brooklyn, New York for more than five years prior to 1987, and since that time has been a private investor. Mr. Wyre has been a director of the Company since 1976.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth, for the fiscal years ended July 31, 2003, 2002 and 2001, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and each of the four other most highly compensated executive officers of the Company in all capacities in which they served.

                               ANNUAL COMPENSATION

                                                                                Other
Name                                                                            Annual    All Other
and Principal                                                                   Compen-   Compen-
Position                     Year              Salary         Bonus             sation    sation
-------------------------------------------------------------------------------------------------
Harold Blumenkrantz          2001              $60,000
President and CEO            2002                  -0-
                             2003                  -0-
All 2003 Executive Officers
as a Group (2 persons)                             -0-

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
Upper Nyack, NY 10960

Nilsa Wyre,
Executive of the Eastate of
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

         As of July 31, 2003, there were no shares issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         AUDIT FEES

         The aggregate fees billed by Eisner LLP for the annual audit and review of the interim financial statements were approximately $17,000 and $17,000 for the fiscal years ended July 31, 2003 and 2002, respectively.

         AUDIT RELATED  FEES

         Eisner LLP did not render any professional services to DG Liquidation, Inc. involving "Audit Related Fees" other than as set forth in the preceding paragraph.

         TAX FEES

         Eisner LLP did not render any professional services to DG Liquidation, Inc. during the fiscal years ended July 31, 2003 and 2002 for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES

         The aggregate fees billed by Eisner LLP for all other services rendered to DG Liquidation, Inc. during the fiscal years ended July 31, 2003 and 2002, other than audit services, were approximately $16,000 and $3,000, respectively. These "other fees" were for services related to the Anchin lawsuit and tax return preparation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

         Schedules and Reports on Form 8-K

         (a)(1)   Financial Statements.

         The following are filed with this report:

         (i)      Independent Auditors' Report.

         (ii) Statement of Net Assets (liquidation basis) at July 31, 2003 and 2002.

         (iii) Statement of Changes in Net Assets (liquidation basis) for the years ended July 31, 2003, 2002 and 2001. (iv) Notes to the Financial Statements.

         (a)(2)   Financial Statement Schedules:

                  None

         (a)(3)   Exhibits.

         The following exhibits are filed as part of this report:

                  Exhibit Number                     Exhibit
                  --------------                     -------

                           31       Rule 13(a)-15(e)/15(d)-15(e) Certifications.

                           32       Section 1350 Certification

         (b) Reports on Form 8-K

         No  reports on Form 8-K were  filed  during the last  quarter of fiscal
2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this amended Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Town of Neptune, State of New Jersey, on July 14, 2004

                                DG LIQUIDATION, INC.

                                By:  /s/ Harold Blumenkrantz
                                     -----------------------
                                     Harold Blumenkrantz, President
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Harold Blumenkrantz             President, Chief Executive          July 14, 2004
    -------------------
    Harold Blumenkrantz             Officer and Director

/s/ Gerald Koblin                   Secretary, Treasurer,               July 14, 2004
    --------------------------
    Gerald Koblin                   Principal Financial and
                                    Accounting Officer and Director

/s/ Alfred Hertel                   Chairman of the Board               July 14, 2004
    ----------------------------
    Alfred Hertel                   and Director

/s/ Michael Katz                    Vice President and Director         July 14, 2004
    ---------------------------
    Michael Katz

/s/ Paul Emanuel                    Director                            July 14, 2004
    --------------------------
    Paul Emanuel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DG Liquidation, Inc.


We have audited the accompanying statements of net assets (liquidation basis) of DG Liquidation, Inc. as of July 31, 2003 and 2002 and the related statements of changes in net assets (liquidation basis) for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of DG Liquidation, Inc. as of July 31, 2003 and 2002 and the changes in its net assets in liquidation for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in the preceding paragraph.

Eisner LLP

New York, New York
October 24, 2003

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF NET ASSETS
(liquidation basis)
(in thousands, except share and per share amounts)


                                                                                        JULY 31,
                                                                                    2003        2002
                                                                                 ---------   ---------
ASSETS
Cash                                                                             $   2,653   $   4,550
Deferred tax asset                                                                      50       1,763
Other assets                                                                            21          71
                                                                                 ---------   ---------

                                                                                     2,724       6,384


LIABILITIES
Estimated liquidation expenses                                                         125         220
Accrued expenses                                                                        48          67
Income taxes payable                                                                    40          --
Liquidating distributions payable                                                       69         424
Deferred gain related to proceeds from letter of credit                                          4,188
                                                                                 ---------   ---------
                                                                                       282       4,899

Commitments and contingencies (Note E)

NET ASSETS IN LIQUIDATION                                                        $   2,442   $   1,485
                                                                                 =========   =========



NET ASSETS IN LIQUIDATION PER COMMON SHARE (BASED ON 9,275,000 COMMON SHARES
         OUTSTANDING IN 2003 AND 2002, RESPECTIVELY)                             $    0.26   $    0.16
                                                                                 =========   =========


See notes to financial statements                                         F-2

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

STATEMENTS OF CHANGES IN NET ASSETS
(liquidation basis)
(in thousands, except share and per share amounts)

                                                                                          YEAR ENDED JULY 31,
                                                                                     2003         2002         2001
                                                                                 ----------    ----------   ----------
Net assets in liquidation - beginning of year                                    $    1,485    $      102   $    4,990
                                                                                 ----------    ----------   ----------
Gain from life insurance policy proceeds                                                            1,511
Additional gain - related to prior year sale of assets                                4,188

Interest and other income                                                                37            94          302
Decrease in estimated costs to be incurred during period of liquidation                  33            95            6
Recovery of receivables previously written-off                                          342            13           80
Gain on settlement of litigation, net of legal expenses                                   6
Other adjustments to net assets                                                         (16)          (31)         (43)
                                                                                 ----------    ----------   ----------
Increase in net assets before income taxes and items shown below                      4,590         1,682          345

Provision for income taxes related to change in net assets, including
a deferred tax provision of $1,713 in 2003, $84 in 2002 and $127 in 2001             (1,777)         (299)        (132)
                                                                                 ----------    ----------   ----------
Increase in net assets before items shown below                                       2,813         1,383          213

Liquidating distributions to common stockholders ($0.20 in 2003 and
$0.55 per share in 2001)                                                             (1,856)                    (5,101)
                                                                                 ----------    ----------   ----------
Increase (decrease) in net assets                                                       957         1,383       (4,888)
                                                                                 ----------    ----------   ----------
Net assets in liquidation - end of year                                          $    2,442    $    1,485   $      102
                                                                                 ==========    ==========   ==========

See notes to financial statements                                         F-3

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003 AND 2002

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

[2]    SALE OF ASSETS:

       On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 noninterest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note, recorded at $10,646,000, payable in quarterly installments over four years and collateralized by a standby letter of credit. The $1,000,000 promissory note was recorded at its present value using an imputed interest rate of 6.69%. The adjustable value note provided for interest at a rate determined quarterly equal to the higher of 1% plus the 180-day London Interbank Offered Rate or the rate specified for U.S. Treasury Notes with maturity equal to the remaining term of the note, but no lower than the Federal rate as disseminated by the Internal Revenue Service from time to time. During the year ended July 31, 1998, pursuant to the terms of the note, interest was paid quarterly based on the principal payments received by the Company. Subsequent thereto, interest was payable quarterly based on the unpaid principal balance of the note.

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

       On April 6, 2000, Neuman filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result thereof, during the year ended July 31, 2000, the Company wrote off their $880,000 carrying value of the unsecured promissory note due from Neuman. In addition, on May 22, 2000 the Company made a drawing on the standby letter of credit and on May 25, 2000 received $7,084,000 of which $2,794,000 represented the carrying value of the adjustable value note, $102,000 represented accrued interest thereon through such date and $4,188,000 represented additional proceeds.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003 AND 2002

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

       On September 24, 2002, a settlement agreement, which was approved by the Bankruptcy Court on October 9, 2002, was entered into pursuant to which the Company and the Trustee released each other from all pre-petition or post-petition claims, except that the Company is entitled to receive distribution from the bankruptcy estate as to its unsecured claims referred to above which were allowed in full. Accordingly during fiscal 2003, the Company recorded an additional gain on sale of its assets of $4,188,000.

[3]    BASIS OF PRESENTATION:

       Subsequent to June 30, 1997, the Company adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at July 31, 2003 and 2002 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

       The valuation of assets and liabilities necessarily requires estimates and assumptions. Net assets and future liquidating distributions will be subject to uncertainties including the ultimate amount of liquidation expense and the amount, if any, ultimately collected on unsecured claims against the bankruptcy estate.

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003 AND 2002

NOTE B - ESTIMATED LIQUIDATION EXPENSES

Estimated liquidation expenses, consisting of legal and other professional fees, consulting fees and insurance expense, to be incurred through the date of final dissolution of the Company have been accrued in the accompanying financial statements. Analysis of transactions reflected in the liability for estimated liquidation expenses during fiscal 2001, 2002 and 2003 follows:



        Balance at July 31, 2000                                                         $     746
        Liquidation expenses paid during the year ended July 31, 2001                         (312)
        Decrease in estimated liquidation expenses to be incurred                               (6)
                                                                                         ---------
        Balance at July 31, 2001                                                               428
        Liquidation expenses paid during the year ended July 31, 2002                         (113)
        Decrease in estimated liquidation expenses to be incurred                              (95)
                                                                                         ---------
        Balance at July 31, 2002                                                               220
        Liquidation expenses paid during the year ended July 31, 2003                          (62)
        Decrease in estimated liquidation expenses to be incurred                              (33)
                                                                                         ---------
        Balance at July 31, 2003                                                         $     125
                                                                                         =========

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003 AND 2002

NOTE C - INCOME TAXES

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

The net deferred tax asset at July 31, 2003 and 2002 relates to the following:


                                                                                2003            2002
                                                                           ------------    -------------
       Estimated liquidation expenses                                      $     50,000    $      88,000
       Deferred gain related to proceeds from letter of credit                                 1,675,000
       Alternative minimum tax credit carryover                                 165,000          215,000
                                                                           ------------    -------------
                                                                                215,000        1,978,000
       Valuation allowance                                                     (165,000)        (215,000)
                                                                           ------------    -------------

                                                                           $     50,000    $   1,763,000
                                                                           ============    =============

For the year ended July 31, 2002, the gain from life insurance policy proceeds which amounted to $1,511,000, although exempt from regular corporate income tax, resulted in an alternate minimum tax of $215,000 which is included in the provision for income tax in the accompanying statements of changes in net assets. Although the alternative minimum tax ("AMT") is available as a credit against the regular tax liability in future years and is therefore included as deferred tax assets, a valuation allowance has been provided against such amount as the amount of credit which will ultimately be realized is uncertain. During the year ended July 31, 2003, $50,000 of the AMT credit was used to offset the regular tax liability leaving a remaining AMT credit carryover of $165,000 at July 31, 2003.


NOTE D - OFFICER'S LIFE INSURANCE

The Company was the owner and beneficiary of insurance policies of $1,600,000, on the life of its former president. In December 2001, subsequent to the death of the Company's former president, the Company received approximately $1,599,000, net of outstanding loans of $157,000 from the insurance company in settlement of the policies, resulting in a gain of $1,511,000 in fiscal 2002.


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

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003 AND 2002


NOTE E - COMMITMENT AND CONTINGENCIES  (CONTINUED)

[1] (continued)

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

       The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County, in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County, on February 4, 2003 in the aggregate sum of approximately $290,000. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, including interest of $7,000, which amount net of legal expense of $291,000, is included as gain on settlement of litigation in the statement of changes in net assets for the year ended July 31, 2003.

[2] On or about July 1, 1998, the buyer of the Company's assets (Neuman) proposed to reassign to the Company uncollected accounts receivable of four customers which accounted for approximately $1,486,000 of accounts receivable purchased from the Company in July 1997 (see Note A[2]). The Company had assigned those accounts receivable to Neuman together with related security agreements. After the closing of the asset purchase
       Neuman made additional sales to those four customers and extended additional credit to them. Neuman also incurred legal fees and interest in seeking to collect both the pre-closing and post-closing accounts receivable with the result that Neuman asserted that it has made a post-closing extension of credit to the four customers totaling approximately $2,336,000. Neuman had told the Company that it should accept reassignment of the accounts receivable of the four customers in an aggregate total of $1,486,000 without reassignment of the security agreements, with a corresponding reduction in the adjustable value note receivable.

       The Company had taken the position that the security agreements must follow the accounts receivable which they secure and that it is therefore not obligated to accept reassignment of the accounts receivable, and therefore a reduction in the face amount of the note, unless it also receives the security agreements applicable to those accounts receivable. The Company had told Neuman that pursuant to the asset purchase agreement, the oldest accounts receivable must be paid in full before the newer accounts receivable are paid and that it was therefore entitled, under the security agreements which must be reassigned together with the accounts receivable, to receive the full amount of the pre-acquisition balance due of $1,486,000 out of a pending payment by a major pharmaceutical retail chain to Neuman of approximately $2,500,000.

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

DG LIQUIDATION, INC.
(formerly known as Drug Guild Distributors, Inc.)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003 AND 2002

NOTE E - COMMITMENT AND CONTINGENCIES  (CONTINUED)

[3] A customer of the Company initiated a lawsuit in February 1997 in the United States District Court for the District of New Jersey, alleging that the Company had conspired with co-defendant wholesalers to deny credit to the plaintiff that is allegedly due to it, amounting to an alleged "group boycott" in violation of the federal Sherman Anti-trust Act and New Jersey's Anti-trust Act, as well as a breach of an implied covenant of good faith and fair dealing and tortuous interference with the plaintiff's contracts.

       The plaintiff asked for preliminary and permanent injunctions as well as a money judgment against each defendant for what were described as actual, compensatory, punitive and trebled damages, attorney's fees and costs and such other relief as the court may deem appropriate. The court did not enter any preliminary injunction against any defendant. The Company filed an answer denying all of the material allegations of the complaint, setting forth various affirmative defenses, alleging a counterclaim against the plaintiff for the money it owes the Company, approximately $48,000, and asking for a dismissal of the complaint.

       The defendants, including the Company, had made motions for summary judgment seeking dismissal of all of the plaintiff's claims, which were pending before the court. The Company had also asked for summary judgment on its counterclaim. On August 12, 2002, these claims were dismissed by the court.

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