Form 10-Q
period 2003-10-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 31, 2003

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its first fiscal quarter of 2004 (the three months ended October 31, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                           October 31, July 31,
                                              2003      2003
                                             ------    ------
                                           (Unaudited)
ASSETS

Cash                                         $2,699   $2,653
Deferred tax asset                               45       50
Other assets                                     21       21
                                             ------   ------

                                              2,765    2,724
                                             ------   ------

LIABILITIES

Estimated liquidation expenses                  113      125
Accrued expenses                                 43       48
Income taxes payable                             92       40
Liquidating distributions payable                69       69
                                             ------   ------
                                                317      282
                                             ------   ------

NET ASSETS IN LIQUIDATION                    $2,448   $2,442
                                             ------   ------

Redeemable preferred stock; authorized
 250,000 shares, $100 par value;
 none outstanding
NET ASSETS IN LIQUIDATION PER COMMON SHARE
(based on 9,275,000 shares outstanding)      $  .26   $  .26
                                             ------   ------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                Three
                                                           Month Period Ended
                                                              October 31,
                                                            2003      2002
                                                          -------   -------

Net assets in liquidation at beginning of period          $ 2,442   $ 1,485
                                                          -------   -------
Interest income                                                 5        17
Additional gain-related to prior year sale of assets        4,188
Other adjustments to net assets                                 3        (7)
                                                          -------   -------

Increase in net assets before income taxes                      8     4,198

Provision for income taxes                                      2     1,679

Increase in estimated liquidation value of  assets over         6     2,519
liabilities

NET ASSETS IN LIQUIDATION AT END OF PERIOD                $ 2,448   $ 4,004
                                                          -------   -------


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

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at October 31, 2003 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the London Interbank Offering Rate and collateralized by a standby letter of credit. The $1,000,000 promissory note had been recorded at its then present value of approximately $766,000.

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

In connection with the settlement, in October 2003, the Company recorded an additional gain on sale of $2,513,000 net of income taxes of $1,675,000.

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

      Statement of Net Assets in Liquidation

      Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

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

      Statement of Changes in Net Assets in Liquidation

      As of October 31, 2003, the Company had net assets in liquidation of $2,520,000. This represented an increase in estimated liquidation value of assets over liabilities of $6,000 from the net assets at July 31, 2003, as compared to an increase in net assets of $2,519,000 for the three month period ended October 31, 2002. The increase of $2,519,000 was due to the final determination of the price for the sale of the operating assets of the Company. This is explained in more detail in Note 2 to the financial statements. The prior period included a $5000 donation in honor of a recently deceased member of the Board of Directors.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits required by item 601 of Regulation S-K.

      Exhibit
      Number                 Description of Exhibit

        31                   Rule 13(a)-15(e)/15(d)-15(e) Certifications.

        32                   Section 1350 Certification.

       (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of fiscal 2004.


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