Form 10-Q
period 2004-01-31
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2004

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

PART  I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its second fiscal quarter of 2004 (the three and six months ended January 31, 2004) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)

                                                                          January 31,      July 31,
                                                                             2004            2003
                                                                         (Unaudited)
                                                                         -----------       --------
ASSETS
Cash                                                                       $2,579           $2,653
Deferred tax asset                                                              0               50
Other assets                                                                   16               21
                                                                           ------           ------
                                                                            2,595            2,756
                                                                           ------           ------
LIABILITIES
Estimated liquidation expenses                                                 53              125
Accrued expenses                                                                3               48
Income taxes payable                                                           95               40
Liquidating distributions payable                                              39               69
                                                                           ------           ------
                                                                              190              282
                                                                           ------           ------
Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding
                                                                           ------           ------
NET ASSETS IN LIQUIDATION                                                  $2,405           $2,442
                                                                           ------           ------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,275,000 shares
outstanding)                                                               $ 0.26           $  .26
                                                                           ------           ------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                                                 Three                       Six
                                                            Month Period Ended         Month Period Ended
                                                               January 31,               January 31,
                                                             2004         2003         2004        2003
                                                            -------      -------      -------     -------
Net assets in liquidation at beginning of period            $ 2,448      $ 4,004      $ 2,442     $ 1,485
                                                            -------      -------      -------     -------
Interest income                                                   7            9           12          26
Additional gain-related to prior year sale of assets                                                4,188
                                                            -------      -------      -------     -------
Other adjustments to net assets                                  (2)          (2)           1          (9)
Increase in net assets before income taxes                        5            7           13       4,205
                                                            -------      -------      -------     -------
Provision for income taxes                                       48            3           50       1,682
(Decrease) Increase in estimated liquidation value of
assets over liabilities                                         (43)           4          (37)      2,523
Liquidating distributions to common shareholders                          (1,856)                  (1,856)
                                                            -------      -------      -------     -------
NET ASSETS IN LIQUIDATION AT END OF PERIOD                  $ 2,405      $ 2,152      $ 2,405     $ 2,152
                                                            -------      -------      -------     -------

                        See notes to financial statements

                              DG LIQUIDATION, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  1 - FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation for the period being reported.

On June 27, 1997, the Stockholders of the Company approved a Plan of Liquidation (the "Liquidation Plan"). Subsequently, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at January 31, 2004 are stated at liquidation value whereby assets are stated at their estimated net realizable values, and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

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

      Statement of Net Assets in Liquidation

      As of January 31, 2004, the Company had net assets in liquidation of $2,451,000. This represented an increase in estimated liquidation value of assets over liabilities of $9,000 from the net assets at July 31, 2003. This increase was attributed to interest income of $12,000 reduced by the income tax provision.

      Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

      Both the 2004 and 2003 periods were about the same with the 2003 period having $2,000 more interest income, which resulted in $1,000 more income tax.

      Six Months Ended January 31, 2004 Compared to Six Months January 31, 2003

      The 2003 period included income of $2,513,000 from the additional gain-related to prior year sale of assets, net of $1,675,000 income taxes. Interest income for the 2004 period was $14,000 lower then the 2003 period because of the payment of the liquidating distribution to common shareholders of $1,856,000 in November 2002. Total other adjustments decreased in the 2004 period by $10,000, mainly due to a $5,000 donation in honor of a recently deceased member of the Board of Directors and higher office expenses in 2003.

      Income taxes were lower in the 2004 period as a result of lower income.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by item 601 of Regulation S-K.

      Exhibit
      Number         Description of Exhibit

      31             Rule 13(a)-15(e)/15(d)-15(e) Certifications.

      32             Section 1350 Certification.

      (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the second quarter of fiscal 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the Town of Neptune, State of New Jersey, on July 14, 2004

                                       DG LIQUIDATION, INC.

                                       By: /s/ Harold Blumenkrantz
                                       ---------------------------
                                           Harold Blumenkrantz, President
                                           and Chief Executive Officer