Form 10-Q
period 2004-04-30
DRUG GUILD DISTRIBUTORS INC
filed 2004-09-14
CIK 201696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ______________:

                         Commission File No. 2-96510-NY

                              DG LIQUIDATION, INC.
                (Name of registrant as specified in its charter)

          New Jersey                                     11-2269958
          ----------                                     ----------
(State of other jurisdiction of            (IRS Employer Identification No.)
  Incorporation or organization)

              3535 Route 66, Neptune, NJ                 11434
       (Address of principal executive offices)       (Zip Code)


Issuer's telephone number, including area code:      (732) 918-7555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of July 14, 2004 there were 9,274,863 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      DG Liquidation's unaudited, interim financial statements for its third fiscal quarter of 2004 (the three and nine months ended April 30, 2004) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found under Item 2, following the financial statements.

                              DG LIQUIDATION, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
           (amounts in thousands, except share and per share amounts)


                                                                        April 30,  July 31,
                                                                          2004      2003

                                                                      (Unaudited)
ASSETS


Cash                                                                     $2,475   $2,653
Deferred tax asset                                                            0       50
Other assets                                                                 16       21
                                                                         ------   ------
                                                                          2,491    2,724
                                                                         ------   ------

LIABILITIES

Estimated liquidation expenses                                               39      125
Accrued expenses                                                              3       48
Income taxes payable                                                          0       40
Liquidating distributions payable                                            39       69
                                                                         ------   ------
                                                                             81      282
                                                                         ------   ------

Redeemable preferred stock; authorized 250,000 shares, $100 par value;
none outstanding
                                                                         ------   ------

NET ASSETS IN LIQUIDATION                                                $2,410   $2,442
                                                                         ------   ------

NET ASSETS IN LIQUIDATION PER COMMON SHARE (based on 9,275,000 shares
outstanding)                                                             $  .26   $  .26
                                                                         ------   ------

                        See notes to financial statements

                              DG LIQUIDATION, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)


                                                                        Three               Nine
                                                                Month Period Ended    Month Period Ended
                                                                     April 30,             April 30,
                                                                ------------------    ------------------
                                                                  2004      2003        2004       2003
                                                                -------    -------    -------    -------
Net assets in liquidation at beginning of period                $ 2,405    $ 2,152    $ 2,442    $ 1,485
                                                                -------    -------    -------    -------
Interest income                                                       8          6         20         32

Additional gain-related to prior year sale of assets                                               4,188
                                                                -------    -------    -------    -------
Recovery of receivables previously written-off                                   4                     4
                                                                -------    -------    -------    -------
Other adjustments to net assets                                      (3)                   (2)        (9)
Increase in net assets before income taxes                            5         10         18      4,215
                                                                -------    -------    -------    -------

Provision for income taxes                                            0          4         50      1,686
                                                                -------    -------    -------    -------

Decrease (increase) in estimated liquidation value of  assets         5          6        (32)     2,529
                                                                -------    -------    -------    -------
over liabilities

Liquidating distributions to common shareholders                                                  (1,856)
                                                                -------    -------    -------    -------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                      $ 2,410    $ 2,158    $ 2,410    $ 2,158
                                                                -------    -------    -------    -------

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

NOTE 2 - SALE OF ASSETS

On July 3, 1997, the Company sold substantially all of its operating assets, subject to substantially all of the Company's liabilities, to Neuman Health Services, Inc. and Neuman Distributors, Inc. (collectively "Neuman"), wholesale distributors of pharmaceuticals and health and beauty products, for $4,000,000 in cash paid on closing, an unsecured $1,000,000 non-interest bearing promissory note due in August 2001 and the remainder in an adjustable value promissory note recorded at $10,646,000 payable in quarterly installments over four years with interest at 1% above the 180 day London Inter Bank offering rate and collateralized by a standby letter of credit. The $1,000,000 note had been recorded at its then present value of approximately $766,000.

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

In connection with the settlement, in October 2002, the Company recorded an additional gain on sale of $2,513,000 net of income taxes of $1,675,000.

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

         The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000, including interest of $7,000. The Company incurred legal expenses of $291,000 in connection with this litigation.

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

         Statement of Net Assets in Liquidation

         As of April 30, 2004, the Company had net assets in liquidation of $2,410,000. This represented a decrease in estimated liquidation value of assets over liabilities of $32,000 from the net assets at July 31, 2003. This decrease was mainly attributed to the allowance recorded against the deferred tax asset since realization of the asset is not determinable.

         Three Months Ended April 30, 2004 Compared to Three Months Ended April 30,2003

         Interest income for the 2004 period was $2,000 higher then the 2003 period mainly because of slightly higher rates in the 2004 period. There was $4,000 recovery of receivables previously written-off in the 2003 period compared to none in 2004. There was $3,000 charge for warehouse space in 2004 and none in 2003.

         Nine Months Ended April 30, 2004 Compared to Nine Months Ended April 30, 2003

         The 2003 period included income of $2,513,000 from the additional gain-related to prior year sale of assets, net of $1,675,000 income taxes.. Interest income for the 2004 period was $12,000 lower then the 2003 period because of the payment of the liquidating distribution to common shareholders of $1,856,000 in November 2002. In addition, there was no collection of receivables previously written-off in 2004 as compared to $4,000 in 2003. Total other adjustments decreased in 2004 period by $7,000, mainly due to a $5000 donation in honor of a recently deceased member of the Board of Directors in 2003.

         The income tax provision was higher in the 2004 period due to a valuation allowance recorded against the deferred tax asset since realization of the asset is not determinable..


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

         The Company's claims against the Anchin Firm were tried before a jury in Supreme Court, New York County in October and November 2002, which resulted in a verdict in favor of the Company. Judgment in favor of the Company and against the Anchin Firm was entered in Supreme Court, New York County on February 4, 2003. The judgment was paid in full on May 16, 2003 in the total sum of $297,000 including interest of $7,000.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-K.

             Exhibit
             Number        Description of Exhibit
             ------        ----------------------

             31            Rule 13(a)-15(e)/15(d)-15(e) Certifications.

             32            Section 1350 Certification.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal
2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Section 13 or 15(d) report to be executed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, State of New Jersey, on July 14, 2004

                                            DG LIQUIDATION, INC.

                                            By: /s/ Harold Blumenkrantz
                                                --------------------------
                                            Harold Blumenkrantz, President
                                            and Chief Executive Officer